Form 10QSB
period 2006-03-31
Santa Lucia Bancorp
filed 2006-05-10
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For transition period                                to

Santa Lucia Bancorp

(Exact name of small business issuer as specified in its charter)

California	000-51901	35-2267934
(State or other jurisdiction of incorporation)	(File Number)	(IRS Employer Identification No.)

7480 El Camino Real, Atascadero, CA 93422

(Address of principal executive offices)

805-466-7087

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of May 10, 2006: 1,911,397

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Condensed Balance Sheets

(in thousands)

	31-Mar-06	31-Dec-05
	(unaudited)
Assets
Cash and due from banks	$10,863	$15,293
Federal funds sold	2,500	5,000
Total cash and cash equivalents	13,363	20,293

Securities available for sale	39,900	41,830
Loans, net	163,112	152,563
Premises and equipment, net	9,576	9,461
Cash surrender value of life insurance	3,251	3,223
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,266	1,242
Accrued interest and other assets	2,530	2,920
Total Assets	$232,998	$231,532

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$89,931	$86,689
Interest-bearing demand and NOW accounts	15,896	17,755
Money market	27,935	30,984
Savings	29,487	28,894
Time certificates of deposit of $100,000 or more	23,522	21,227
Other time certificates	26,293	21,330
Total Deposits	213,064	206,879
Short-term borrowings	—	5,500
Long-term debt	2,000	2,000
Accrued interest and other liabilities	1,612	1,287
Total Liabilities	216,676	215,666
Commitments and contingencies	—	—
Shareholders’ equity
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,909,837 shares at March 31, 2006 and 1,899,543 shares at December 31, 2005	9,380	9,299
Additional Paid-in Capital.	10	—
Retained earnings	7,430	7,052
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	(498)	(485)
Total shareholders’ equity	16,312	15,866
Total liabilities and shareholders’ equity	$232,988	$231,532

(see accompanying notes)

Santa Lucia Bancorp

Condensed Statements of Income

(in thousands except per share data)

	For the three month period ending
	31-Mar-06	31-Mar-05
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$3,463	$2,518
Federal funds sold	8	41
Investment securities	369	448
	3,840	3,007
Interest expense
Time certificates of deposit of $100,000 or more	203	121
Other deposits	356	249
Short-term borrowings	40	2
Long-term debt	44	34
	643	406

Net interest income	3,197	2,601

Provision for credit losses	60	60
Net interest income after provision for loan losses	3,137	2,541
Noninterest income
Service charges and fees	146	148
Gain on sale of investment securities	—	(6)
Other income	111	96
	257	238
Noninterest expense
Salaries and employee benefits	1,170	1,032
Occupancy	160	127
Equipment	164	131
Professional services	118	110
Data processing	114	107
Office related expenses	100	86
Marketing	83	82
Regulatory assessments	17	16
Directors’ fees and expenses	60	67
Other	101	85
	2,087	1,843
Earnings before income taxes	1,307	936

Income taxes	515	359

Net Earnings	$792	$577

Per Share Data
Net earnings - basic	$0.42	$0.31
Net Earnings - diluted	$0.39	$0.29

(see accompanying notes)

Santa Lucia Bancorp

Condensed Statements of Cash Flow

(in thousands)

	(For the three month period ended)
	31-Mar-06	31-Mar-05
Cash flows from operating activities:
Net earnings	$792	$577
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	164	121
Provision for loan losses	60	60
Amortization of investment securities	—	—
Loss (gain) on sale of investment securities	—	6
Gain on sale of real estate	—	—
Stock-based compensation expense	10
Other items, net	673	770
Net cash provided by operating activities	1,699	1,534

Cash flows from investing activities:
Proceeds from maturities of investment securities	1,907	6,067
Proceeds from sale of investment securities	—	789
Purchases of investment securities	—	—
Net change in loans	(10,609)	(9,999)
Purchases of bank premises and equipment	(279)	(62)
Net cash used in investing activities	(8,981)	(3,205)

Cash flows from financing activities:
Net change in deposits	6,185	11,466
Proceeds and tax benefit from exercise of stock options	49	20
Net change in borrowings	(5,500)	—
Cash dividends paid	(382)	(350)
Net cash provided by financing activities	352	11,136

Net increase (decrease) in cash and cash equivalents	(6,930)	9,465

Cash and cash equivalents at beginning of year	20,293	12,708
Cash and cash equivalents at end of year	$13,363	$22,173

Supplemental disclosure of cash flow information:
Interest paid	$620	$397
Income taxes paid	$—	$408

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

	For the period ending December 31, 2005
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance at January 1, 2005	1,861,764	$8,850			$5,067	$(110)	$13,807
Cash Dividends					(730)
Exercise of Stock Options	37,779	449			(32)
Comprehensive Income:
Net earnings for the year				2,747	2,747
Change in unrealized gain (loss) on available-for-sale securities, net of tax				(375)		(375)
Total Comprehensive Income				2,372
Balance at December 31, 2005	1,899,543	$9,299	$—		$7,052	$(485)	$15,866

	For the three month period ending March 31, 2006
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance at January 1, 2006	1,899,543	$9,299			$7,052	$(485)	$15,866
Cash Dividends					(382)
Exercise of Stock Options	10,294	81			(32)
Stock-based compensation expense			10
Comprehensive Income:
Net earnings for the year				792	792
Change in unrealized gain (loss) on available-for-sale securities, net of tax				(13)		(13)
Total Comprehensive Income				779
Balance at March 31, 2006	1,909,837	$9,380	$10		$7,430	$(498)	$16,322

(see accompanying notes)

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Note 1 Bases of Presentation:

The accompanying unaudited condensed consolidated financial statements of Santa Lucia Bancorp (the “Company”) and its subsidiary Santa Lucia Bank (the “Bank”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed financial statements further assume that the holding company reorganization involving the Bank and Company was effective March 31, 2006 rather than the actual effectiveness of April 3, 2006. See note 6. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank’s 2005 Annual Report as filed on Form 10-KSB.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended March 31, 2006, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of March 31, 2006 and December 31, 2005 is as follows:

	(in thousands)
	31-Mar-06	31-Dec-05

Real estate - construction	$58,941	$52,696
Real estate - other	64,627	66,390
Commercial	40,532	34,178
Consumer	1,350	1,494
Gross Loans	165,450	154,758

Deferred loan fees	(784)	(725)
Allowance for loan losses	(1,554)	(1,470)
Net Loans	$163,112	$152,563

The Bank’s loan portfolios consist primarily of loans to borrowers within the San Luis Obispo and northern Santa Barbara Counties, California. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market areas. As a result, the Bank’s loan and collateral portfolios are, to some degree, concentrated in those industries. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

The Bank’s Allowance for loan losses as a percentage of total loans was .94% as of March 31, 2006 and .95% as of December 31, 2005. Management believes that the Allowance for loan losses at March 31, 2006 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk. As of March 31, 2006, real estate served as the principal source of collateral with respect to approximately 75% of our loan portfolio, of which, 50% is considered commercial real estate (CRE). Within the makeup of our CRE, approximately 70% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business. We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio. The Bank targets commercial term loans for owners use as it supports the local business economy. The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects. The bank originates loans on a limited number of large projects and 55.2% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments. Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of March 31, 2006 and 2005 amounts to approximately $52,153,000 and $48,445,000 respectively, of which approximately $2,784,000 and $2,123,000 are related to standby letters of credit, respectively. The Bank uses the same credit policies in these commitments as for all of its lending activities. As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

Because of the nature of its activities, the Company and Bank are from time to time subject to pending and threatened legal actions, which arise out of the normal course of their business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 4 Earnings per share

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

The Bank’s Board of Directors approved a 4 for 1 stock split for all shareholders of record as of June 21, 2005. The stock split was issued and effective on June 30, 2005, all per share data has been retroactively adjusted to reflect this split.

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending 31-Mar-06		Three Months Ending 31-Mar-05
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$792		$577
Average shares outstanding		1,908,351		1,865,724
Used in Basic EPS	792	1,908,351	577	1,865,724
Dilutive effect of outstanding stock options		105,702		98,716
Used in Diluted EPS	$792	2,014,053	$577	1,964,440

Note 5 Stock-Based Compensation

At December 31, 2005, the Company had two stock option plans, which are fully described in Note K in the Bank’s Annual Report on Form 10-KSB. On January 1, 2006, the Company implemented Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS123R”) which replaced SFAS 123 and supersedes APB Opinion No. 25 and the related implementation guidance. SFAS 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after January 1, 2006. Additionally, compensation expense for unvested options that are outstanding at December 31, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123.

During the three months ended March 31, 2006, the Company recognized pre-tax stock-based compensation expense of $10,000 as a result of adopting SFAS 123R. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on the three months ended March 31, 2005 net income and earnings per share if the Company had applied the fair value provisions of SFAS 123:

(in thousands)
Three Months Ending 2005
Net income:
As reported	$577
Stock-based compensation using the intrinsic value method	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(8)
Pro forma net income	$569

Basic earnings per share:
As reported	$0.31
Pro forma	0.31

Diluted earnings per share:
As reported	$0.29
Pro forma	0.29

Note 6 Holding Company

On April 3, 2006, Santa Lucia Bancorp acquired all the outstanding shares of the Bank by issuing 1,909,837 shares of common stock in exchange for the surrender of all outstanding shares of the Bank’s common stock in a holding company reorganization transaction. There was no cash involved in this transaction. The acquisition was accounted for like a pooling of interest and the consolidated financial statements contained herein have been restated to give full effect to this transaction. The Company has been designated a successor registrant to the Bank, and files reports required by the Securities Exchange Act of 1934 with the Securities Exchange Commission. The Bank’s former obligation to file such reports with the Board of Governors of the Federal Reserve terminated as a result of the holding company reorganization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2006. This analysis should be read in conjunction with the Bank’s 2005 Annual Report as filed on Form 10-KSB and with the unaudited financial statements and notes as set forth in this report. The Company was formed in January 2006 for the purpose of becoming the holding company for the Bank, which reorganization was effective April 3, 2006. The following discussion, and the interim financial statements presented in this quarterly report, assume the reorganization was effective December 31, 2005. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-QSB (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in the Bank’s 2005 Annual Report as filed on form 10-KSB, including in “Item 1. Business - Factors That May Affect Future Results of Operations.” When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

EXECUTIVE OVERVIEW

General

Santa Lucia Bancorp (the “Company”) (OTC Bulletin Board SLBA.OB) is a California corporation organized in 2006 to act as the holding company for Santa Lucia Bank (the “Bank”), a four office bank serving San Luis Obispo and northern Santa Barbara Counties. Effective April 3, 2006, the Company acquired all of the outstanding stock of the Bank in a holding company formation transaction. This report assumes the transaction was effective as of March 31, 2006.

The Company reported improved financial results driven by the ongoing economic strength in its market areas. Net income for the first quarter of 2006 was up 37.3% to $792 thousand compared to $577 thousand for the comparable quarter of 2005. The asset sensitivity of the balance sheet, loan growth, and a 17.1% increase in the net interest margin over the comparable quarter were all factors contributing to the growth in earnings.

Non-interest income for the first quarter of 2006 was up 7.5% to $257 thousand compared to the comparable quarter of 2005

Non-interest expense for the first quarter of 2006 increased by 12.8% or $244 thousand to $2.1 million compared to the same quarter in 2005. Expense increases were primarily attributed to increases in salary and employee benefits, increased occupancy costs, increased equipment costs, and office related expenses.

Net loans increased a total of $10.5 million or 6.9% in the first quarter of 2006. Commercial loans increased $6.2 million during the first quarter of 2006.

Deposits increased a total of $6.1 million or 2.9% in the first quarter of 2006. Non-interest bearing demand deposits increased $3.2 million while TCD’s under $100,000 increased $4.9 million. The increase in TCD’s was primarily due to a special program to attract institutional TCD’s.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)
	Unaudited
	Three Months Ended March 31,		%
	2006	2005	Change
Summary of Operations:
Interest Income	$3,840	$3,007	27.70%
Interest Expense	643	406	58.37%
Net Interest Income	3,197	2,601	22.91%
Provision for Loan Loss	60	60	0.00%

Net Interest Income After Provision for Loan Losses	3,137	2,541	23.46%
Noninterest Income	257	238	7.98%
Noninterest Expense	2,087	1,843	13.24%

Income Before Income Taxes	1,307	936	39.64%
Income Taxes	515	359	43.45%

Net Income	$792	$577	37.26%

Cash Dividends Paid	$382	$350	9.14%

Per Share Data:
Net Income - Basic	$0.42	$0.31	35.48%
Net Income - Diluted	$0.39	$0.29	34.48%
Dividends	$0.200	$0.188	6.67%
Book Value	$8.55	$8.25	3.64%

Common Outstanding Shares: (Adjusted for 4-for-1 stock split)	1,909,837	1,867,636	2.26%

Statement of Financial Condition Summary:
Total Assets	$232,998	$223,493	4.25%
Total Deposits	213,064	206,334	3.26%
Total Net Loans	163,112	135,525	20.36%
Allowance for Loan Losses	1,554	1,246	24.72%
Total Shareholders’ Equity	16,322	13,760	18.62%

Selected Ratios:
Return on Average Assets	1.39%	1.06%	31.43%
Return on Average Equity	19.40%	16.40%	18.29%
Net interest margin	6.35%	5.42%	17.16%
Average Loans as a Percentage of Average Deposits	77.91%	65.20%	19.50%
Allowance for Loan Losses to Total Loans	0.94%	0.91%	3.66%
Tier I Capital to Average Assets	7.37%	6.48%	13.73%
Tier I Capital to Risk-Weighted Assets	8.95%	8.53%	4.92%
Total Capital to Risk-Weighted Assets	10.87%	10.51%	3.43%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders. Our return to our shareholders is measured in the form of return on average equity, or ROE. Our net income increased 37.3%, to $792 thousand for the quarter ended March 31, 2006 from $577 thousand for the same period in 2005. Improvement in the Company’s net interest margin, loan growth of 20.3 % period-over-period, and the general asset sensitivity of our balance sheet were all factors contributing to the strong growth in earnings. Basic and diluted earnings per share EPS for the quarter ended March 31, 2006 were $0.42, and $0.39 up from $0.31 and $0.29 for the quarter ended March 31, 2005. The increase in EPS was a direct result of the $586 thousand or 22.9% increase in net interest income.

Return on Average Assets. Our return on average assets, or ROA, is a measure we use to compare our performance with other bank’s and bank holding companies. Our ROA for the quarter ended March 31, 2006 was 1.39% compared to 1.06% for the same period in 2005.

Asset Quality. For all banks’s and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations. Asset quality is measured in terms of non-performing loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a company. Non-performing loans totaled $500 thousand at March 31, 2006, compared to $135 thousand at December 31, 2005 and $748 thousand at March 31, 2005. Non-performing loans as a percentage of total loans increased to 0.30% as of March 31, 2006, compared to 0.09% at December 31, 2005. Non-performing loans decreased from the 0.54% as of March 31, 2005. Net charge-offs to average loans were 0.00% for the three months ended March 31, 2006, compared to 0.03% as of December 31, 2005 and 0.02% as of March 31, 2005.

Asset Growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 0.7% to $233.0 million as of March 31, 2006 from $231.5 million as of December 31, 2005 and $223.5 million (or an increase of 4.3%) as of March 31, 2005. Total deposits increased to $213.1 million as of March 31, 2006 compared to $206.8 million (or 3.0%) as of December 31, 2005 and $206.3 million (or 3.3%) as of March 31, 2005. Gross loans increased to $165.4 million as of March 31, 2006 compared to $154.8 million (or 6.9%) as of December 31, 2005 and $137.5 million (or 20.3%) as of March 31, 2005.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio decreased (improved) to 60.4% for the first quarter of 2006 compared to 64.9% for the same period in 2005, due to increases in revenue exceeding the increase in operating expenses. Net interest income before provision increased 22.9% to $3.2 million for the three months ended March 31, 2006, while operating expenses increased 13.2% to $2.1 million.

Economic Conditions

 Current economic data, including financial data and earnings reports of other community banks located on California’s Central Coast suggests that the local economy is stable. Based on local economic indicators, management believes the economy will continue to remain stable during the remainder of 2006, with a moderate increase in interest rates. The Bank believes that it will continue to demonstrate growth in both deposits and loans during the remainder of 2006.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings capital position and liquidity that occurred, in the three months ended March 31, 2006 compared with the three months ended March 31, 2005, together with an assessment, when considered appropriate, of external factors that may affect the Company in the future.

RESULTS OF OPERATIONS

Net Income

Net income of $792,000 for the three months ended March 31, 2006, reflects a $215,000 or 37.3% increase over the like period in 2005. The increase in net income and profitability for the quarter ended March 31, 2006 was due primarily to the increase in net interest income and partially offset by the increase in other operating expense, due to the continued growth of the Company.

Net Interest Income

Net interest income is the Company’s largest source of operating income and is derived from interest and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods.

The following table presents for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities.

AVERAGE BALANCE SHEET INFORMATION

	For the three months ending March 31,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$159,780	$3,463	8.67%	$130,908	$2,518	7.69%
Investment securities	40,943	369	3.61%	54,097	448	3.31%
Federal funds sold	700	8	4.57%	6,941	41	2.36%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	201,423	3,840	7.63%	191,946	3,007	6.27%
Other assets	28,374			27,847
Less allowance for loan losses	(1,518)			(1,220)
Total average assets	$228,279			$218,573

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Transaction accounts	$2,819	$2	0.28%	$4,265	$2	0.19%
Time deposits	45,610	400	3.51%	40,155	250	2.49%
Other	69,310	157	0.91%	72,182	118	0.65%
Total average interest-bearing deposits	117,739	559	1.90%	116,602	370	1.27%

Subordinated debt	2,000	44	8.80%	2,000	34	6.80%
Other Borrowings	3,611	40	4.43%	283	2	2.83%
Total interest-bearing liabilities	123,350	643	2.09%	118,885	406	1.37%

Demand deposits	87,343			84,181
Other liabilities	1,252			1,431
Shareholders’ equity	16,334			14,076

Total average liabilities and shareholders’ equity	$228,279			$218,573
Net interest income		$3,197			$2,601
Net interest margin			6.35%			5.42%

Net interest income increased 22.9%, for the quarter ended March 31, 2006 as compared to the same period in 2005, as interest earned on higher loan volumes coupled with increases in the prime lending rate, outweighed the effect of a higher cost of funds. This was due in significant part to our loans (assets) repricing faster than our liabilities. During the first quarter of 2006, the yield on earning assets increased to 7.63%, as compared to 6.79% in the immediately preceding quarter and 6.27% a year ago. The cost of total interest-bearing liabilities increased to 2.09%, as compared to 1.63% in the immediately preceding quarter and 1.37% a year ago.

Net interest margin for the first three months of 2006 was 6.35% compared to 5.42% for the first three months of 2005. This represents an increase of 93 basis points or 17.2%. This increase was primarily due to the increase in the prime lending rate coupled with the change in the mix of earning assets. The table below indicates a decrease in the investment portfolio from 28.2% of average earning assets as of March 31, 2005 to 20.3% as of March 31, 2006. The table also indicates an increase in the loan portfolio from 68.2% of average earning assets as of March 31, 2005 to 79.3% as of March 31, 2006:

	(dollars in thousands)
		Percent of		Percent of
	March	Earning	March	Earning
	2006	Assets	2005	Assets
Federal Funds Sold	$700	0.35%	$6,941	3.62%
Gross Loans	159,780	79.33%	130,908	68.20%
Investments	40,943	20.33%	54,097	28.18%
Total Average Earning Assets	$201,423	100.00%	$191,946	100.00%

During the first three months of 2006, the average prime rate was 7.42%, the average Fed Fund rate was 4.57%, and the yield on the investment portfolio averaged 3.61%. During the first three months of 2005 the average prime rate was 5.50%, the average Fed Fund rate was 2.36%, and the Bank’s investment portfolio posted an average yield of 3.31%. This increase was due to the 200 basis point increase in the prime lending rate over the past twelve months.

Interest expense for the three months ending March 31, 2006 totaled $643,000, which reflects an increase of $237,000 or 58.4% over the like period in 2005. The increase in interest expense was due to an increase in interest bearing deposits coupled with rising interest rates. The schedule shown below indicates that interest bearing deposits increased $3,265,000 or 2.7% from March of 2005 to March of 2006. During the same period, noninterest bearing deposits increased $3,465,000 or 4.0%.

	(dollars in thousands)
	March	March	Dollar	Percent
	2006	2005	Variance	Variance
Noninterest bearing deposits	$89,931	$86,466	$3,465	4.01%
Interest bearing deposits	43,831	51,009	(7,178)	-14.07%
Interest bearing time	79,302	68,859	10,443	15.17%
Total Deposits	$213,064	$206,334	$6,730	3.26%

The average cost of funds for the first three months of 2006 increased 72 basis points from 1.37% in March of 2005 to 2.09% in March of 2006. The Company anticipates a continued increase in its cost of funds during the balance of this year.

Allowance for Loan Losses

The Company made additions of $60,000 to its allowance for loan losses during the three month period ended March 31, 2006. The Company evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets. The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events. Based on the analysis performed by the Company and its outside loan review firm, both believe that the allowance for loan loss at March 31, 2006 is adequate. The allowance on that date was .94% of total loans, compared to .95% at December 31, 2005 and .91% at March 31, 2005.

Noninterest Income

Noninterest income for the three months ended March 31, 2006 was $257,000 compared to $238,000 for the same period in 2005. That represents an increase of $19,000 or 7.4%, which is primarily due to a refund of reserve postage.

Service charges on deposit accounts for the three months ending March 31, 2006 totaled $146,000, which represents a decrease of $2,000 or 1.4% over the same period in 2005. The decrease in services charges was primarily due to a decrease in NSF fees.

Other noninterest income for the first three months of 2006 was $111,000 compared to $90,000 for the same period in 2005. That represents an increase of $21,000 or 23.3%. As stated above, this increase was due to a refund of reserve postage held in an account with Pitney Bowes that was returned when the equipment lease matured and we purchased a postage machine from another dealer.

Operating Expenses

Salary and employee benefits for the three months ending March 31, 2006 totaled $1,170,000, which reflects an increase of $138,000 or 13.4% over the like period in 2005. This increase is attributed to normal staff related increases, coupled with a 5.6% increase in group health insurance and a $10,000 shared-based payment, which is part of a new requirement effective January of 2006 under SFAS 123(R), “Share-Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Occupancy expense for the three months ended March 31, 2006 totaled $160,000, which reflects an increase of $33,000 or 26.0% over the same period in 2005. This was primarily due to an increase in building depreciation coupled with an increase in real estate taxes associated with our new office in Arroyo Grande.

Equipment expense for the three months ended March 31, 2006 totaled $164,000, which reflects an increase of $33,000 or 25.2% over the same period in 2005. This was primarily due to an increase in depreciation and maintenance expense due to the purchase of the Bank’s new item processing and imaging equipment coupled with an upgrade to the teller workstations to enhance customer service.

Professional services for the three months ended March 31, 2006 totaled $118,000, which reflects an increase of $8,000 or 7.3% over the same period in 2005. This was primarily due to the increased scope and coverage of the Company’s third party audits.

Data processing expense for the three months ended March 31, 2006 totaled $114,000, which reflects an increase of $7,000 or 6.5% from the same period in 2005. This was primarily due to a 5% increase in contracted fees coupled with the continued growth of the Bank.

Office related expense for the three months ended March 31, 2006 totaled $100,000, which reflects an increase of $14,000 or 16.3% over the same period in 2005. This was primarily due to an increase in telephone expense due to upgrading computer line speeds coupled with an increase in stationary and supplies due to the continued growth of the Bank.

Director expense for the three months ending March 31, 2006 totaled $60,000, which reflects a decrease of $7,000 or 10.5% over the like period in 2005. The primary reason for this decrease was a drop in board and committee fees associated with the passing of founding director Norman J. Norton Jr. in June of 2005.

Other expense for the three months ended March 31, 2006 totaled $101,000, which reflects an increase of $16,000 or 18.8% over the same period in 2005. This increase represents a small increase in several expense accounts due to the continued growth of the Bank.

Loan Related Data

The Company has taken several positive steps over the past years to improve upon the overall credit administration of the Bank. The Company has implemented additional controls to ensure the quality of the overall credit portfolio. The Bank has been able to increase the loan portfolio without lowering credit quality, which has been validated by the Bank’s outside credit review firm. The Bank’s credit portfolio continues to be reviewed by our outside loan review firm on a monthly basis and it is the opinion of management as well as the outside credit review firm that there are no significant weaknesses in the credit portfolio.

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	March	December	March
	2006	2005	2005
Charge offs	$—	$46	$30
Recoveries	24	16	15
OREO	—	—	—
Nonaccrual Loans	500	135	748
Accruing loans over 90 days past due	—	—	—
Allowance for Loan Loss.	1,554	1,470	1,245
Period-end Gross Loans	165,450	154,758	137,513

	March	December	March
	2006	2005	2005
Ratio comparison to Period-end Gross Loans to
Charge offs	0.00%	0.03%	0.02%
Recoveries	0.01%	0.01%	0.01%
OREO	0.00%	0.00%	0.00%
Nonaccrual Loans	0.30%	0.09%	0.54%
Accruing loans over 90 days past due	0.00%	0.00%	0.00%
Allowance for Loan Loss	0.94%	0.95%	0.91%

Allowance for Loan Losses

The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets. The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events. Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at March 31, 2006 is adequate. The allowance on that date was .94% of total loans, compared to .95% at December 31, 2005 and .91% at March 31, 2005.

Nonaccrual Loans

The Bank had one nonaccrual loan totaling $500,000 as of March 31, 2006, compared to one nonaccrual loan totaling $748,000 at March 31, 2005. Due to the strength of our guarantor, no loss is anticipated at this time.

OREO

The Bank currently has no OREO property on its books.

Subordinated Debt

During the Third Quarter of 2003, the Bank undertook and completed a private placement of subordinated debentures (“notes”) to augment its Tier 2 capital. The total principal amount of the notes issued was $2,000,000. The notes were sold pursuant to an applicable exemption from registration under the Securities Act of 1933 to certain accredited investors, including some of the Bank’s directors and senior officers.

The $2.0 million in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.5%. The initial rate for the notes was 5.5%. The rate as of March 31, 2006, was 9.25%. Principal shall be repaid quarterly starting in year 2008. The notes will mature in June 2011.

Capital

Total shareholders’ equity at March 31, 2006 totaled $16,322,000 compared to $15,866,000 at December 31, 2005, for an increase of $456,000 or 2.9%. This increase is due to an increase in net income of $792,000, a decrease in the market value of the investment portfolio of $13,000, a $59,000 increase in capital stock due to the exercise of stock options and decrease of $382,000 for the payment of cash dividends that were paid to shareholders of record as of March 31, 2006.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	March	Dec.
	“Well-Capitalized”	Minimum Ratio	2006	2005
Tier I Capital (to Average Assets)	5.00%	4.00%	7.37%	7.16%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	8.95%	9.33%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	10.87%	11.34%

Strong profits in the first quarter increased the Tier I Capital ratio 21 basis points to 7.37%. The $10.6 million increase in loans was the primary reason for the 47 basis point decrease in the Total Capital to Risk Weighted Assets ratio.

Effective April 28, 2006, the Company issued a series of trust preferred securities in the amount of $5 million. Of this $5 million, the Company currently intends to contribute $3 million to the Bank and retain $2 million at the holding company level. These securities are classified as long term debt on the balance sheet. It is the expectation of the Company that the capital received from the trust preferred issuance will be designated Tier 1 capital for regulatory purposes.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our ALCO Committee and Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet instruments.

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line. The Bank currently has two federal fund lines totaling $5.9 million and two credit lines with FHLB totaling $40.4 million. There were no advances against these lines as of March 31, 2006.

Interest Rate Sensitivity

The Bank closely follows the maturities and repricing opportunities of both assets and liabilities to reduce gaps in interest spreads. An analysis is performed quarterly to determine the various interest sensitivity gaps, the economic value of equity and earnings at risk. The reports indicate that the Bank is asset sensitive, meaning that when interest rates change, assets (loans) will reprice faster than short-term liabilities (deposits). Therefore, higher interest rates improve short-term profits and lower rates decrease short-term profits.

The asset liability reports as of December 31, 2005 indicate that the Bank has an actual dollar risk exposure of $663,000 if interest rates fall 100 basis points. This represents a 5.4% risk to interest income. The Economic Value of Equity is 15.87% at zero basis points and 14.55% at a negative 100 basis points.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	(1,370)	(663)	0	594	1,185
Percent of Risk	-11.1%	-5.4%	0.00%	4.8%	9.6%

Assumptions are inherently uncertain and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note M of the Bank’s financial statements contained in Item 7 of Part II of the Bank’s Form 10-KSB for the year ended December 31, 2005.

Critical Accounting Policies

This discussion should be read in conjunction with the unaudited consolidated financial statements of the Company, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements, including the note’s thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Bank’s Form 10-KSB for the year ended December 31, 2005.

Our accounting policies are integral to understanding the results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences, the level of classified and nonperforming loans and the results of regulatory examinations.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Available-for-Sale Securities

The fair value of most securities classified as available-for-sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

Deferred Compensation Liabilities

Management estimates the life expectancy of the participants and the accrual methods used to accrue compensation expense. If individuals or their beneficiaries outlive their assumed expectancies the amounts accrued for the payment of their benefits will be inadequate and additional changes to income will be required.

ITEM 3 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosures controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In designing and evaluating disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II – OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Bank held its Annual Meeting of Shareholders on March 15, 2006. The following three matters were presented and voted on at the meeting:

1.               Election of Directors. The following, all of which were the incumbent directors of the Bank, were elected to serve until the next annual meeting of shareholders. The directors elected were:

	Votes	Votes
	For	Withheld
Khatchik H. Achadjian	1,677,496	11,237
Stanley R Cherry	1,678,680	10,053
Jerry W. DeCou III	1,678,680	10,053
Douglas C. Filipponi	1,678,680	10,053
Jean Hawkins	1,678,680	10,053
Paul G. Moerman	1,678,680	10,053
Larry H. Putnam	1,678,680	10,053
D. Jack Stinchfield	1,678,680	10,053

2.               Approval of Holding Company Reorganization. To approve the Plan of Reorganization and Agreement of Merger (the Plan). It is the opinion of the Bank’s Board of Directors, that the establishment of a bank holding company may provide flexibility for meeting the financing needs of the enterprise, including providing capital to the Bank. The Plan of Reorganization and Agreement of Merger was passed by the following vote:

Votes	Votes	Votes	Broker
For	Against	Abstain	Non-Votes
1,335,836	1,360	19,208	332,329

3.               Approval of the 2006 Santa Lucia Bank Equity Compensation Plan. To approve the 2006 Equity Based Compensation Plan (the “2006 Plan”). The principal purpose of the 2006 Plan is to promote the Bank’s success by providing an additional means to attract, motivate, retain and reward key employees and directors of the Bank and its subsidiaries with stock options and other equity based incentives for high levels of individual performance and improved financial performance of the Bank. The 2006 Plan was passed by the following vote:

Votes	Votes	Votes	Broker
For	Against	Abstain	Non-Votes
1,300,235	30,584	25,585	332,329

ITEM 6. Exhibits

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA LUCIA BANCORP

Date:	May 10, 2006	/s/ Larry H. Putnam
Larry H. Putnam
President and Chief Executive Officer

Date:	May 10, 2006	/s/ John C. Hansen
John C. Hansen
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Sequential
Number	Description	Page Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29