Form 10QSB
period 2006-06-30
Santa Lucia Bancorp
filed 2006-08-08
CIK 1355607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of August 8, 2006: 1,915,397

Transitional Small Business Disclosure Format (Check one) Yes ☐  No ☒

PART 1 - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

	30-Jun-06	31-Dec-05
	(unaudited)
Assets
Cash and due from banks	$12,513	$15,293
Federal funds sold	800	5,000
Total cash and cash equivalents	13,313	20,293
Securities available for sale	36,864	41,830
Loans, net	169,826	152,563
Premises and equipment, net	9,464	9,461
Cash surrender value of life insurance	3,278	3,223
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,278	1,242
Accrued interest and other assets	3,378	2,920
Total Assets	$237,401	$231,532

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$91,350	$86,689
Interest-bearing demand - NOW	14,764	17,755
Money Market	22,358	30,984
Savings	27,138	28,894
Time certificates of deposit of $100,000 or more	29,460	21,227
Other time certificates	26,638	21,330
Total Deposits	211,708	206,879
Short-term borrowings	—	5,500
Long-term debt	7,155	2,000
Accrued interest and other liabilities	1,403	1,287
Total Liabilities	220,266	215,666
Commitments and contingencies	—	—
Shareholders’ Equity
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,915,397 shares at June 30, 2006 and 1,899,543 shares at December 31, 2005	9,446	9,299
Additional Paid-in Capital	19	—
Retained earnings	8,228	7,052
Accumulated other comprehensive income-net unrealized losses on available-for-sale securities, net of taxes	(558)	(485)
Total Shareholders’ Equity	17,135	15,866
Total Liabilities and Shareholders’ Equity	$237,401	$231,532

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending		For the six month period ending
	30-Jun-06	30-Jun-05	30-Jun-06	30-Jun-05
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$3,734	$2,850	$7,197	$5,368
Federal funds sold	36	24	44	65
Investment securities	368	406	737	854
	4,138	3,280	7,978	6,287
Interest expense
Interest-bearing demand deposits	10	11	20	19
Money Market	152	116	266	210
Savings	51	35	87	53
Time certificates of deposit	533	275	932	525
Short-term borrowings	—	5	40	7
Long-term debt	106	36	150	70
	852	478	1,495	884
Net interest income	3,286	2,802	6,483	5,403
Provision for credit losses	60	110	120	170
Net interest income after provision for loan losses	3,226	2,692	6,363	5,233
Noninterest income
Service charges and fees	160	144	306	292
Gain on sale of investment securities	—	—	—	(6)
Other income	102	108	213	204
	262	252	519	490
Noninterest expense
Salaries and employee benefits	1,162	1,019	2,332	2,051
Occupancy	158	143	318	270
Equipment	169	148	333	279
Professional services	155	108	273	218
Data processing	123	116	237	223
Office related expenses	89	88	189	174
Marketing	112	100	195	182
Regulatory assessments	13	15	30	31
Directors’ fees and expenses	59	65	119	132
Other	94	103	195	188
	2,134	1,905	4,221	3,748
Earnings before income taxes	1,354	1,039	2,661	1,975
Income taxes	540	404	1,055	763
Net Earnings	$814	$635	$1,606	$1,212

Per Share Data
Net earnings - basic	$0.43	$0.34	$0.84	$0.65
Net Earnings - diluted	$0.40	$0.32	$0.80	$0.62

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the six month period ended)
	30-Jun-06	30-Jun-05
Cash flows from operating activities:
Net earnings	$1,606	$1,212
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	330	264
Provision for loan losses	120	170
Loss (gain) on sale of investment securities	—	6
Stock-based compensation expense	19	—
Other items, net	(227)	208
Net cash provided by operating activities	1,848	1,860

Cash flows from investing activities:
Proceeds from maturities of investment securities	7,143	6,017
Proceeds from sale of investment securities	—	2,792
Purchases of investment securities	(2,301)	—
Net change in loans	(17,383)	(23,319)
Purchases of bank premises and equipment	(333)	(184)
Net cash used in investing activities	(12,874)	(14,694

Cash flows from financing activities:
Net change in deposits	4,829	11,154
Proceeds and tax benefit from exercise of stock options	99	44
Net change in borrowings	(500)	—
Cash dividends paid	(382)	(350)
Net cash provided by financing activities	4,046	10,848

Net increase (decrease) in cash and cash equivalents	(6,980)	(1,986)

Cash and cash equivalents at beginning of year	20,293	12,708
Cash and cash equivalents at end of year	$13,313	$10,722

Supplemental disclosure of cash flow information:
Interest paid	$1,411	$867
Income taxes paid	$1,000	$575

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

	For the period ending December 31, 2005
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2005	1,861,764	$8,850			$5,067	$(110)	$13,807
Cash Dividends					(730)
Exercise of Stock Options	37,779	449			(32)
Comprehensive Income:
Net earnings for the year				$2,747	2,747
Change in unrealized gain (loss) on available-for-sale securities, net of tax				(375)		(375)
Total Comprehensive Income				$2,372
Balance at December 31, 2005	1,899,543	$9,299	$—		$7,052	$(485)	$15,866

	For the six month period ending June 30, 2006
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2006	1,899,543	$9,299			$7,052	$(485)	$15,866
Cash Dividends					(382)
Exercise of Stock Options	15,854	147			(48)
Additional Paid in Capital			19
Comprehensive Income:
Net earnings for the year				$1,606	1,606
Change in unrealized gain (loss) on available-for-sale securities, net of tax				(73)		(73)
Total Comprehensive Income				$1,533
Balance at June 30, 2006	1,915,397	$9,446	$19		$8,228	$(558)	$17,135

(see accompanying notes)

SANTA LUCIA BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended June 30, 2006, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of June 30, 2006 and December 31, 2005 is as follows:

	(in thousands)
	30-Jun-06	31-Dec-05

Real estate - construction	$58,396	$52,696
Real estate - other	74,742	66,390
Commercial	37,729	34,178
Consumer	1,352	1,494
Gross Loans	172,219	154,758

Deferred loan fees	(778)	(725)
Allowance for loan losses	(1,615)	(1,470)
Net Loans	$169,826	$152,563

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

The Bank’s Allowance for loan losses as a percentage of total loans was 0.94% as of June 30, 2006 and 0.95% as of December 31, 2005.  Management believes that the Allowance for loan losses at June 30, 2006 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk.  As of June 30, 2006, real estate served as the principal source of collateral with respect to approximately 77% of our loan portfolio, of which, 37% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 58% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects.  The bank originates loans on a limited number of large projects and 22% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of June 30, 2006 and 2005 amounts to approximately $49,880,000 and $55,194,000 respectively, of which approximately $3,031,000 and $2,202,000 are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending 30-Jun-06		Six Months Ending 30-Jun-06
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$814		$1,606
Average shares outstanding		1,912,568		1,908,213
Used in Basic EPS	814	1,912,568	1,606	1,908,213
Dilutive effect of outstanding stock options		108,831		107,266
Used in Diluted EPS	$814	2,021,399	$1,606	2,015,479

	Three Months Ending 30-Jun-05		Six Months Ending 30-Jun-05
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$635		$1,212
Average shares outstanding		1,869,021		1,867,381
Used in Basic EPS	635	1,869,021	1,212	1,867,381
Dilutive effect of outstanding stock options		100,523		99,620
Used in Diluted EPS	$635	1,969,544	$1,212	1,967,001

Note 5 Stock Based Compensation

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

During the six months ended June 30, 2006, the Company recognized pre-tax stock-based compensation expense of $19,000 as a result of adopting SFAS 123R.  Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees.”  The following table illustrates the effect on the six months ended June 30, 2005 net income and earnings per share if the Company had applied the fair value provisions of SFAS 123:

(in thousands)
Six Months
Ending
2005
Net income:
As reported	$1,212
Stock-based compensation using the intrinsic value method	—
Stock-based compensation that would have been reported
using the fair value method of SFAS 123	(16)
Pro forma net income	$1,196

Basic earnings per share:
As reported	$0.65
Pro forma	0.64

Diluted earnings per share:
As reported	$0.62
Pro forma	0.61

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and six months ended June 30, 2006.  This analysis should be read in conjunction with the Bank’s 2005 Annual Report as filed on Form 10-KSB and with the unaudited financial statements and notes as set forth in this report.  The Company was formed in January 2006 for the purpose of becoming the holding company for the Bank, which reorganization was effective April 3, 2006.  The following discussion, and the interim financial statements presented in this quarterly report, assume the reorganization was effective March 31, 2006.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-QSB (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, and other factors referenced in the Bank’s 2005 Annual Report as filed on form 10-KSB, including in “Item 1. Business - Factors That May Affect Future Results of Operations.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Company reported improved financial results driven by the ongoing economic strength in its market areas.  Net income for the three months ended June 30, 2006 increased 28.2% to $814 thousand compared to $635 thousand for the comparable period in 2005.  Net income for the six months ended June 30, 2006 increased 32.5% to $1.6 million compared to $1.2 million for the comparable period in 2005.  The asset sensitivity of the balance sheet, loan growth, and a 13.3% increase in the net interest margin over the comparable quarters were all factors contributing to the growth in earnings.

Non-interest income for the three months ended June 30, 2006 increased 4.0% to $262 thousand compared to $252 thousand for the comparable period in 2005.  Non-interest income for the six months ended June 30, 2006 increased 5.9% to $519 thousand compared to $490 thousand for the comparable period in 2005.  The increase is primarily due to an increase in NSF fees and a one time refund of reserve postage.

Non-interest expense for the three months ended June 30, 2006 increased by 12.0% or $229 thousand to $2.1 million compared to the same period in 2005.  Non-interest expense for the six months ended June 30, 2006 increased by 12.6% or $473 thousand to $4.2 million compared to the same period in 2005.  Expense increases were primarily attributed to increases in salary and employee benefits.

Net loans increased $17.3 million or 11.3% during the six months ending June 30, 2006 compared to an increase of $23.1 million or 18.4% during the same period in 2005.  Real Estate loans increased $14.1 million and Commercial loans increased $3.5 million during the first six months of 2006.

Deposits increased $4.8 million or 2.3% during the first six months of 2006 compared to an increase of $11.2 million or 5.7% during the same period in 2005.  Non-interest bearing demand deposits increased $4.6 million during the six month period ending June 30, 2006.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2006	2005	Change	2006	2005	Change
Summary of Operations:
Interest Income	$4,138	$3,280	26.16%	$7,978	$6,287	26.90%
Interest Expense	852	478	78.24%	1,495	884	69.12%
Net Interest Income	3,286	2,802	17.27%	6,483	5,403	19.99%
Provision for Loan Loss	60	110	-45.45%	120	170	-29.41%

Net Interest Income After Provision for Loan Losses	3,226	2,692	19.84%	6,363	5,233	21.59%
Noninterest Income	262	252	3.97%	519	490	5.92%
Noninterest Expense	2,134	1,905	12.02%	4,221	3,748	12.62%

Income Before Income Taxes	1,354	1,039	30.32%	2,661	1,975	34.73%
Income Taxes	540	404	33.66%	1,055	763	38.27%

Net Income	$814	$635	28.19%	$1,606	$1,212	32.51%

Cash Dividends Paid	$382	$350	9.14%	$382	$350	9.14%

Per Share Data:
Earnings Per Share - Basic	$0.43	$0.34	26.47%	$0.84	$0.65	29.23%
Earnings Per Share - Diluted	$0.40	$0.32	25.00%	$0.80	$0.62	29.03%
Dividends	$0.200	$0.188	6.67%	$0.200	$0.188	6.67%
Book Value	$8.95	$7.82	14.45%	$8.95	$7.82	14.45%

Common Outstanding Shares:	1,915,397	1,870,436	2.40%	1,915,397	1,870,436	2.40%
(Adjusted for 4-for-1 stock split)

Statement of Financial Condition Summary:
Total Assets				$237,401	$223,813	6.07%
Total Deposits				211,708	206,022	2.76%
Total Net Loans				169,826	148,735	14.18%
Allowance for Loan Losses				1,615	1,356	19.10%
Total Shareholders’ Equity				17,136	14,622	17.19%

Selected Ratios:
Return on Average Assets	1.37%	1.14%	20.52%	1.38%	1.10%	25.37%
Return on Average Equity	19.31%	17.97%	7.48%	19.36%	17.18%	12.69%
Net interest margin	6.26%	5.69%	10.02%	6.30%	5.56%	13.31%
Average Loans as a Percentage of Average Deposits	78.61%	70.17%	12.02%	78.20%	67.73%	15.46%
Allowance for Loan Losses to Total Loans	0.94%	0.99%	-4.97%	0.94%	0.99%	-4.97%
Tier I Capital to Average Assets	8.72%	6.64%	31.33%	8.72%	6.64%	31.33%
Tier I Capital to Risk-Weighted Assets	10.69%	8.59%	24.45%	10.69%	8.59%	24.45%
Total Capital to Risk-Weighted Assets	12.58%	10.57%	19.02%	12.58%	10.57%	19.02%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROE.  Our net income increased 28.2%, to $814 thousand for the quarter ended June 30, 2006 from $635 thousand for the same period in 2005.  Net income increased 32.5%, to $1.6 million for the six months ended June 30, 2006 from $1.2 million for the same period in 2005.  Improvement in the Company’s net interest margin, loan growth of 14.1%, and the general asset sensitivity of our balance sheet were all factors contributing to the strong growth in earnings.  Basic and diluted earnings per share for the quarter ended June 30, 2006 were $0.43, and $0.40 up from $0.34 and $0.32 for the quarter ended June 30, 2005.  Basic and diluted earnings per share for the six months ended June 30, 2006 were $0.84, and $0.80 up from $0.65 and $0.62 for the six months ended June 30, 2005.  The increase in EPS was a direct result of the $1.1 million or 20% increase in net interest income.  ROE for the quarter ending June 30, 2006, increased to 19.31% compared to 17.97% for the same period in 2005.  For the six months ended June 30, 2006 and June 30, 2005, the ROE was 19.36% and 17.18%, respectively.

Return on Average Assets.  Our return on average assets, or ROA, is a measure we use to compare our performance with other bank’s and bank holding companies.  ROA for the quarter ended June 30, 2006 was 1.37% compared to 1.14% for the same period in 2005.  For the six months ended June 30, 2006 and June 30, 2005, the ROA was 1.38% and 1.10%, respectively.

Asset Quality.  For all banks’s and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of non-performing loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans.  These measures are key elements in estimating the future earnings of a company.  Non-performing loans totaled $500 thousand at June 30, 2006, compared to $135 thousand at December 31, 2005 and $891 thousand at June 30, 2005.  Non-performing loans as a percentage of total loans increased to 0.29% as of June 30, 2006, compared to 0.09% at December 31, 2005 and 0.59% as of June 30, 2005.  Non-performing loans consist of one loan for $500,000 with a strong guarantor, no loss is anticipated at this time.  Net charge-offs to average loans were 0.00% for the six months ended June 30, 2006, compared to 0.03% as of December 31, 2005 and 0.02% as of June 30, 2005.

Asset Growth.  As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS.  The majority of our assets are loans, and the majority of our liabilities are deposits, therefore the ability to generate loans and deposits are fundamental to our asset growth.  Total assets increased 2.6% to $237.4 million as of June 30, 2006 from $231.5 million as of December 31, 2005 and $223.8 million (or 6.1%) as of June 30, 2005.  Total deposits increased to $211.7 million as of June 30, 2006 compared to $206.8 million (or 2.4%) as of December 31, 2005 and $206.0 million (or 2.8%) as of June 30, 2005.  Deposit growth has slowed during 2006 due to the intense competition for deposits, coupled with our commercial customers putting their idle cash back to work and expanding their businesses.  Gross loans increased to $172.2 million as of June 30, 2006 compared to $154.8 million (or 11.2%) as of December 31, 2005 and $150.9 million (or 14.1%) as of June 30, 2005.  The Company has not experienced any difficulties in funding new loans due to a strong liquidity base and the availability of alternative funding sources.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio decreased (improved) to 60.3% for the first six months of 2006 compared to 63.6% for the same period in 2005, due to increases in revenue exceeding the increase in operating expenses.  Net interest income before provision increased 20.0% to $6.5 million for the six months ended June 30, 2006, while operating expenses increased 12.6% to $4.2 million.

Economic Conditions

Current economic data, including financial data and earnings reports of other community banks located on California’s Central Coast suggests that the local economy is stable.  Based on local economic indicators, management believes the economy will continue to remain stable during the remainder of 2006, with a moderate increase in interest rates.  The Company believes that it will continue to demonstrate growth in both deposits and loans during the remainder of 2006.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months ended June 30, 2006 compared with the three months ended June 30, 2005, and the six months ended June 30, 2006 compared to the six months ended June 30, 2005, together with an assessment, when considered appropriate, of external factors that may affect the Company in the future.

RESULTS OF OPERATIONS

Net Income

Net income of $814,000 for the three months ended June 30, 2006, reflects a $179 thousand or 28.2% increase over the like period in 2005.  Net income of $1,606,000 for the six months ended June 30, 2006, reflects a $394 thousand or 32.5% increase over the like period in 2005.  The increase in net income and profitability for the six months ended June 30, 2006 was due primarily to the increase in net interest income and partially offset by the increase in other operating expense, due to the continued growth of the Company.

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

AVERAGE BALANCE SHEET INFORMATION

	For the three months ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$167,771	$3,734	8.90%	$144,024	$2,850	7.92%
Investment securities	39,373	368	3.74%	49,157	406	3.30%
Federal funds sold	2,929	36	4.92%	3,770	24	2.55%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	210,073	4,138	7.88%	196,951	3,280	6.66%
Other assets	28,812			27,437
Less allowance for loan losses	(1,585)			(1,283)
Total average assets	$237,300			$223,105

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$15,521	$10	0.26%	$18,584	$11	0.24%
Money Market	26,482	152	2.30%	30,931	116	1.50%
Savings	28,021	51	0.73%	30,006	35	0.47%
Time certificates of deposits	53,031	533	4.02%	39,009	275	2.82%
Total average interest-bearing deposits	123,055	746	2.42%	118,530	437	1.47%

Short-term borrowings	22	—	0.00%	522	5	3.83%
Long-term debt	5,551	106	7.64%	2,000	36	7.20%
Total interest-bearing liabilities	128,628	852	2.65%	121,052	478	1.58%

Demand deposits	90,366			86,712
Other liabilities	1,447			1,206
Shareholders’ equity	16,859			14,135
Total average liabilities and shareholders’ equity	$237,300			$223,105
Net interest income		$3,286			$2,802
Net interest margin			6.26%			5.69%

AVERAGE BALANCE SHEET INFORMATION

	For the six months ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$163,798	$7,197	8.79%	$137,501	$5,368	7.81%
Investment securities	40,154	737	3.67%	51,613	854	3.31%
Federal funds sold	1,821	44	4.83%	5,347	65	2.43%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	205,773	7,978	7.75%	194,461	6,287	6.47%
Other assets	28,778			27,502
Less allowance for loan losses	(1,552)			(1,252)
Total average assets	$232,999			$220,711

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$15,516	$20	0.26%	$18,035	$19	0.21%
Money Market	27,241	266	1.95%	30,200	210	1.39%
Savings	28,318	87	0.61%	29,758	53	0.36%
Time certificates of deposit	49,342	932	3.78%	39,579	525	2.65%
Total average interest-bearing deposits	120,417	1,305	2.17%	117,572	807	1.37%

Short-term borrowings	1,807	40	4.43%	403	7	3.47%
Long-term debt	3,776	150	7.94%	2,000	70	7.00%
Total interest-bearing liabilities	126,000	1,495	2.37%	119,975	884	1.47%

Demand deposits	89,044			85,453
Other liabilities	1,368			1,177
Shareholders’ equity	16,587			14,106
Total average liabilities and shareholders’ equity	$232,999			$220,711
Net interest income		$6,483			$5,403
Net interest margin			6.30%			5.56%

Net interest income increased 17.3%, for the quarter ended June 30, 2006 and 20.0% for the six months ended June 30, 2006 as compared to the same period in 2005, as interest earned on higher loan volumes coupled with increases in the prime lending rate, outweighed the effect of a higher cost of funds.  The yield on interest-earning assets increased to 7.88% for the current quarter, as compared to 7.63% in the immediately preceding quarter and 6.66% a year ago.  The cost of total interest-bearing liabilities increased to 2.42% for the current quarter, as compared to 1.90% in the immediately preceding quarter and 1.47% a year ago.

Net interest margin for the three months ended June 30, 2006 was 6.26% compared to 5.69% for the three months ended 2005.  This represents an increase of 57 basis points or 10.0%.  Net interest margin for the six months ended June 30, 2006 was 6.30% compared to 5.56% for the six months ended 2005.  This represents an increase of 74 basis points or 13.3%.  This increase was primarily due to the increase in the prime lending rate coupled with the change in the mix of earning assets.  The table below indicates a decrease in the investment portfolio from 26.5% of average earning assets as of June 30, 2005 to 19.5% as of June 30, 2006.  The table also indicates an increase in the loan portfolio from 70.7% of average earning assets as of June 30, 2005 to 79.6% as of June 30, 2006:

	(dollars in thousands)
		Percent of		Percent of
	June	Earning	June	Earning
	2006	Assets	2005	Assets
Federal Funds Sold	$1,821	0.88%	$5,347	2.75%
Gross Loans	163,798	79.60%	137,501	70.71%
Investments	40,154	19.51%	51,613	26.54%
Total Average Earning Assets	$205,773	100.00%	$194,461	100.00%

For the three months ended June 30, 2006, the average prime rate was 8.00%, the average Fed Fund rate was 4.92%, and the yield on the investment portfolio averaged 3.74%.  During the three months ended June 30, 2005 the average prime rate was 6.00%, the average Fed Fund rate was 2.55%, and the Bank’s investment portfolio posted an average yield of 3.30%.  For the six months ended June 30, 2006, the average prime rate was 7.80%, the average Fed Fund rate was 4.83%, and the yield on the investment portfolio averaged 3.67%.  During the six months ended June 30, 2005 the average prime rate was 5.75%, the average Fed Fund rate was 2.43%, and the Bank’s investment portfolio posted an average yield of 3.31%.  This increase was primarily due to the 200 basis point increase in the prime lending rate over the past twelve months.

Interest expense for the three months ended June 30, 2006 totaled $852,000, which reflects an increase of $374,000 or 78.2% over the like period in 2005.  Interest expense for the six months ended June 30, 2006 totaled $1,495,000, which reflects an increase of $884,000 or 69.1% over the like period in 2005.  The increase in interest expense was due to an increase in interest bearing deposits coupled with rising interest rates.  The schedule shown below indicates that interest bearing time deposits increased $12.9 million or 18.4% from June of 2005 to June of 2006.  During the same period, noninterest bearing deposits increased $3.7 million or 4.3%.

	(dollars in thousands)
	June	June	Dollar	Percent
	2006	2005	Variance	Variance
Noninterest bearing deposits	$91,351	$87,607	$3,744	4.27%
Interest bearing deposits	37,121	48,089	(10,968)	-22.81%
Interest bearing time	83,236	70,327	12,909	18.36%
Total Deposits	$211,708	$206,023	$5,685	2.76%

The average cost of funds for the three months ended June 30, 2006 increased 107 basis points from 1.58% in June of 2005 to 2.65% in June of 2006.  The average cost of funds for the six months ended June 30, 2006 increased 90 basis points from 1.47% in June of 2005 to 2.37% in June of 2006.  The Company anticipates a continued increase in its cost of funds during the balance of this year.

Noninterest Income

Noninterest income for the three months ended June 30, 2006 was $262,000 compared to $252,000 for the same period in 2005.  Noninterest income for the six months ended June 30, 2006 was $519,000 compared to $490,000 for the same period in 2005.  That represents an increase of $29,000 or 5.9%, which is primarily due to a refund of reserve postage.

Service charges on deposit accounts for the three months ended June 30, 2006 totaled $160,000, which represents an increase of $16,000 or 11.1% over the same period in 2005.  Service charges on deposit accounts for the six months ended June 30, 2006 totaled $306,000, which represents an increase of $14,000 or 4.8% over the same period in 2005.  The increase in services charges was primarily due to an 8.1% increase in NSF fees.

Other noninterest income for the three months ended June 30, 2006 was $102,000 compared to $108,000 for the same period in 2005.  Other noninterest income for the six months ended June 30, 2006 was $213,000 compared to $198,000 for the same period in 2005.  That represents an increase of $15,000 or 7.6%.  As stated above, this increase was due to a refund of reserve postage that was returned when the prior postage machine lease matured and we purchased a postage machine from another dealer.

Operating Expenses

Salary and employee benefits for the three months ended June 30, 2006 totaled $1,162,000, which reflects an increase of $143,000 or 14.0% over the like period in 2005.  Salary and employee benefits for the six months ended June 30, 2006 totaled $2,332,000, which reflects an increase of $281,000 or 13.7% over the like period in 2005.  This increase is attributed to normal staff related increases, coupled with a 7.8% increase in group health insurance and a $19,000 shared-based payment, which is part of a new requirement effective January of 2006 under SFAS 123(R), “Share-Based Payment”.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Occupancy expense for the three months ended June 30, 2006 totaled $158,000, which reflects an increase of $15,000 or 10.5% over the same period in 2005.  Occupancy expense for the six months ended June 30, 2006 totaled $318,000, which reflects an increase of $48,000 or 17.8% over the same period in 2005.  This was primarily due to an increase in building depreciation coupled with an increase in real estate taxes associated with our new office in Arroyo Grande.

Equipment expense for the three months ended June 30, 2006 totaled $169,000, which reflects an increase of $21,000 or 14.2% over the same period in 2005.  Equipment expense for the six months ended June 30, 2006 totaled $333,000, which reflects an increase of $54,000 or 19.4% over the same period in 2005.  This was primarily due to an increase in depreciation and maintenance expense due to the purchase of the Bank’s new item processing and imaging equipment coupled with an upgrade to the teller workstations and platform system to enhance customer service.

Professional services for the three months ended June 30, 2006 totaled $155,000, which reflects an increase of $47,000 or 43.5% over the same period in 2005.  Professional services for the six months ended June 30, 2006 totaled $273,000, which reflects an increase of $55,000 or 25.2% over the same period in 2005.  This was primarily due to the increased scope and coverage of the Company’s third party audits.

Data processing expense for the three months ended June 30, 2006 totaled $123,000, which reflects an increase of $7,000 or 6.0% from the same period in 2005.  Data processing expense for the six months ended June 30, 2006 totaled $237,000, which reflects an increase of $14,000 or 6.3% from the same period in 2005.  This was primarily due to a 5% increase in contracted fees coupled with the continued growth of the Bank.

Office related expense for the three months ended June 30, 2006 totaled $89,000, which reflects an increase of $1,000 or 1.1% over the same period in 2005.  Office related expense for the six months ended June 30, 2006 totaled $189,000, which reflects an increase of $15,000 or 8.6% over the same period in 2005.  This was primarily due to an increase in telephone expense due to upgrading computer line speeds coupled with an increase in stationary and supplies due to the continued growth of the Bank.

Director expense for the three months ended June 30, 2006 totaled $59,000, which reflects a decrease of $6,000 or 9.2% over the like period in 2005.  Director expense for the six months ended June 30, 2006 totaled $119,000, which reflects a decrease of $13,000 or 9.9% over the like period in 2005.  The primary reason for this decrease was a drop in board and committee fees associated with the passing of founding director Norman J. Norton Jr. in June of 2005.

Other expense for the three months ended June 30, 2006 totaled $94,000, which reflects a decrease of $9,000 or 8.7% over the same period in 2005.  Other expense for the six months ended June 30, 2006 totaled $195,000, which reflects an increase of $7,000 or 3.7% over the same period in 2005.  This increase represents a small increase in several expense accounts due to the continued growth of the Bank.

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

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	June	December	June
	2006	2005	2005
Charge offs	$—	$46	$30
Recoveries	25	16	16
OREO	—	—	—
Nonaccrual Loans	500	135	891
Accruing loans over 90 days past due	—	—	—
Allowance for Loan Loss	1,615	1,470	1,356
Period-end Gross Loans	172,219	154,758	150,876

	June	December	June
Ratio comparison to Period-end Gross Loans to	2006	2005	2005
Charge offs	0.00%	0.03%	0.02%
Recoveries	0.01%	0.01%	0.01%
OREO	0.00%	0.00%	0.00%
Nonaccrual Loans	0.29%	0.09%	0.59%
Accruing loans over 90 days past due	0.00%	0.00%	0.00%
Allowance for Loan Loss	0.94%	0.95%	0.90%

Allowance for Loan Losses

The Bank made additions of $60,000 and $120,000 respectively to its allowance for loan losses during the three month and six month periods ending June 30, 2006.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at June 30, 2006 is adequate.  The allowance on that date was 0.94% of total loans, compared to 0.95% at December 31, 2005 and 0.90% at June 30, 2005.

Nonaccrual Loans

The Bank had one nonaccrual loan totaling $500,000 as of June 30, 2006, compared to two nonaccrual loans totaling $891,000 at June 30, 2005.  Due to the strength of our guarantor, no loss is anticipated at this time.

OREO

The Bank currently has no OREO property on its books.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,000,000 in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3,000,000 to Santa Lucia Bank, a wholly owned subsidiary of the Company.  The $3,000,000 contribution will be included as Tier I capital when calculating the Bank’s capital ratios.

Subordinated Debt

During the Third Quarter of 2003, the Bank completed a private placement of subordinated debentures (“notes”) to augment its Tier 2 capital.  The total principal amount of the notes issued was $2,000,000.  The notes were sold pursuant to an applicable exemption from registration under the Securities Act of 1933 to certain accredited investors, including some of the Bank’s directors and senior officers.

The $2.0 million in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.5%.  The initial rate for the notes was 5.5%.  The rate as of June 30, 2006, was 9.50%.  Principal shall be repaid quarterly starting in year 2008.  The notes will mature in June 2011.

Capital

Total shareholders’ equity at June 30, 2006 totaled $17,135,000 compared to $15,866,000 at December 31, 2005, for an increase of $1,269,000 or 8.0%.  This increase is due to an increase in net income of $1,606,000, a decrease in the market value of the investment portfolio of $73,000, a $118,000 increase in capital stock due to the exercise of stock options and decrease of $382,000 for the payment of cash dividends that were paid to shareholders of record as of March 31, 2006.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	June	Dec.
	“Well-Capitalized”	Minimum Ratio	2006	2005
Tier I Capital (to Average Assets)	5.00%	4.00%	8.72%	7.16%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	10.69%	9.33%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	12.58%	11.34%

The $3.0 million contribution from the holding company, which represents a portion of its trust preferred proceeds, coupled with strong earnings in the first six months increased the Tier I Capital ratio 156 basis points to 8.72%. and the Total Capital to Risk Weighted Assets ratio 124 basis points to 12.58%.

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two federal fund lines totaling $5.9 million and two credit lines with FHLB totaling $40.4 million.  There were no advances against these lines as of June 30, 2006.

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

The asset liability reports as of June 30, 2006 indicate that the Bank has an actual dollar risk exposure of $809,000 if interest rates fall 100 basis points.  This represents a 5.7% risk to interest income.  The Economic Value of Equity is 18.26% at zero basis points and 16.97% at a negative 100 basis points.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	(1,651)	(809)	0	738	1,468
Percent of Risk	-11.7%	-5.7%	0.00%	5.2%	10.4%

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

ITEM 3 — CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II  — OTHER INFORMATION

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

SANTA LUCIA BANCORP

Date:	August 8, 2006	/s/ Larry H. Putnam
Larry H. Putnam
President and Chief Executive Officer

Date:	August 8, 2006	/s/ John C. Hansen
John C. Hansen
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Sequential Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002