Form 10QSB
period 2006-09-30
Santa Lucia Bancorp
filed 2006-11-08
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of November 8, 2006: 1,928,097

Transitional Small Business Disclosure Format (Check one) Yes  ☐   No  ☒

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

	30-Sep-06	31-Dec-05
	(unaudited)
Assets
Cash and due from banks	$10,379	$15,293
Federal funds sold	—	5,000
Total cash and cash equivalents	10,379	20,293

Securities available for sale	36,733	41,830
Loans, net	171,671	152,563
Premises and equipment, net	9,380	9,461
Cash surrender value of life insurance	3,307	3,223
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,384	1,242
Accrued interest and other assets	3,341	2,920
Total Assets	$236,195	$231,532

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$84,407	$86,689
Interest-bearing demand - NOW	13,431	17,755
Money Market	20,398	30,984
Savings	26,662	28,894
Time certificates of deposit of $100,000 or more	35,907	21,227
Other time certificates	26,936	21,330
Total Deposits	207,741	206,879
Short-term borrowings	1,400	5,500
Long-term debt	7,155	2,000
Accrued interest and other liabilities	1,922	1,287
Total Liabilities	218,218	215,666
Commitments and contingencies	—	—
Shareholders’ Equity
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,928,097 shares at September 30, 2006 and 1,899,543 shares at December 31, 2005	9,566	9,299
Additional Paid-in Capital	29	—
Retained earnings	8,759	7,052
Accumulated other comprehensive income-net unrealized losses on available-for-sale securities, net of taxes	(377)	(485)
Total Shareholders’ Equity	17,977	15,866
Total Liabilities and Shareholders’ Equity	$236,195	$231,532

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending		For the nine month period ending
	30-Sep-06	30-Sep-05	30-Sep-06	30-Sep-05
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$4,094	$3,192	$11,291	$8,560
Federal funds sold	11	51	55	116
Investment securities	353	391	1,090	1,245
	4,458	3,634	12,436	9,921
Interest expense
Interest-bearing demand deposits	8	12	28	31
Money Market	120	124	386	334
Savings	61	41	148	94
Time certificates of deposit	644	323	1,576	848
Short-term borrowings	24	—	64	7
Long-term debt	136	40	286	110
	993	540	2,488	1,424

Net interest income	3,465	3,094	9,948	8,497

Provision for credit losses	60	60	180	230
Net interest income after provision for loan losses	3,405	3,034	9,768	8,267
Noninterest income
Service charges and fees	162	157	468	449
Gain on sale of investment securities	—	—	—	(6)
Other income	85	137	298	341
	247	294	766	784
Noninterest expense
Salaries and employee benefits	1,187	1,075	3,519	3,126
Occupancy	166	142	484	412
Equipment	177	147	510	426
Professional services	120	107	393	325
Data processing	114	108	351	331
Office related expenses	84	98	273	272
Marketing	98	100	293	282
Regulatory assessments	17	16	47	47
Directors’ fees and expenses	71	66	190	198
Other	92	123	287	311
	2,126	1,982	6,347	5,730
Earnings before income taxes	1,526	1,346	4,187	3,321

Income taxes	610	532	1,665	1,295

Net Earnings	$916	$814	$2,522	$2,026

Per Share Data
Net earnings - basic	$0.48	$0.43	$1.32	$1.08
Net Earnings - diluted	$0.46	$0.40	$1.25	$1.02

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the nine month period ended)
	30-Sep-06	30-Sep-05
Cash flows from operating activities:
Net earnings	$2,522	$2,026
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	499	409
Provision for loan losses	180	230
Loss (gain) on sale of investment securities	—	6
Stock-based compensation expense	29	—
Other items, net	73	283
Net cash provided by operating activities	3,303	2,954

Cash flows from investing activities:
Proceeds from maturities of investment securities	11,935	6,017
Proceeds from sale of investment securities	—	5,945
Purchases of investment securities	(6,660)	(2,002)
Net change in loans	(19,288)	(27,881)
Purchases of bank premises and equipment	(418)	(237)
Net cash used in investing activities	(14,431)	(18,158)

Cash flows from financing activities:
Net change in deposits	862	21,808
Proceeds and tax benefit from exercise of stock options	220	382
Net change in borrowings	900	—
Cash dividends paid	(768)	(729)
Net cash provided by financing activities	1,214	21,461

Net increase (decrease) in cash and cash equivalents	(9,914)	6,257

Cash and cash equivalents at beginning of year	20,293	12,708
Cash and cash equivalents at end of year	$10,379	$18,965

Supplemental disclosure of cash flow information:
Interest paid	$2,344	$1,408
Income taxes paid	$1,680	$1,276

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

	For the period ending December 31, 2005
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2005	1,861,764	$8,850			$5,067	$(110)	$13,807
Cash Dividends					(730)
Exercise of Stock Options	37,779	449			(32)
Comprehensive Income:
Net earnings for the year				$2,747	2,747
Change in unrealized gain (loss) on available-for-sale securities, net of tax				(375)		(375)
Total Comprehensive Income				$2,372
Balance at December 31, 2005	1,899,543	$9,299	$—		$7,052	$(485)	$15,866

	For the nine month period ending September 30, 2006
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2006	1,899,543	$9,299			$7,052	$(485)	$15,866
Cash Dividends					(768)
Exercise of Stock Options	28,554	268			(48)
Additional Paid in Capital			29
Comprehensive Income:
Net earnings for the year				$2,522	2,522
Change in unrealized gain (loss) on available-for-sale securities, net of tax				108		108
Total Comprehensive Income				$2,630
Balance at September 30, 2006	1,928,097	$9,567	$29		$8,758	$(377)	$17,977

(see accompanying notes)

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended September 30, 2006, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of September 30, 2006 and December 31, 2005 is as follows:

	(in thousands)
	30-Sep-06	31-Dec-05

Real estate - construction	$56,728	$52,696
Real estate - other	75,425	66,390
Commercial	40,405	34,178
Consumer	1,426	1,494
Gross Loans	173,984	154,758

Deferred loan fees	(714)	(725)
Allowance for loan losses	(1,599)	(1,470)
Net Loans	$171,671	$152,563

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

The Bank’s Allowance for loan losses as a percentage of total loans was 0.92% as of September 30, 2006 and 0.95% as of December 31, 2005.  Management believes that the Allowance for loan losses at September 30, 2006 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk.  As of September 30, 2006, real estate served as the principal source of collateral with respect to approximately 75.9% of our loan portfolio, of which, 37.2% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 59.6% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The Bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects.  The Bank originates loans on a limited number of large projects and 25.2% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of September 30, 2006 and 2005 amounts to approximately $52,189,000 and $55,344,000 respectively, of which approximately $3,071,000 and $1,571,000 are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Nine Months Ending
	30-Sep-06		30-Sep-06
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$916		$2,522
Average shares outstanding		1,920,225		1,912,261
Used in Basic EPS	916	1,920,225	2,522	1,912,261
Dilutive effect of outstanding stock options		86,844		100,459
Used in Diluted EPS	$916	2,007,069	$2,522	2,012,720

	Three Months Ending		Nine Months Ending
	30-Sep-05		30-Sep-05
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$814		$2,026
Average shares outstanding		1,882,165		1,872,363
Used in Basic EPS	814	1,882,165	2,026	1,872,363
Dilutive effect of outstanding stock options		129,886		109,709
Used in Diluted EPS	$814	2,012,051	$2,026	1,982,072

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

During the nine months ended September 30, 2006, the Company recognized pre-tax stock-based compensation expense of $29,000 as a result of adopting SFAS 123R.  Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees.”  The following table illustrates the effect on the nine months ended September 30, 2005 net income and earnings per share if the Company had applied the fair value provisions of SFAS 123:

(in thousands)
Nine Months
Ending
2005
Net income:
As reported	$2,026
Stock-based compensation using the intrinsic value method	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(24)
Pro forma net income	$2,002

Basic earnings per share:
As reported	$1.08
Pro forma	$1.07

Diluted earnings per share:
As reported	$1.02
Pro forma	$1.01

Note 6 Holding Company

On April 3, 2006, Santa Lucia Bancorp acquired all the outstanding shares of the Bank by issuing 1,909,837 shares of common stock in exchange for the surrender of all outstanding shares of the Bank’s common stock in a holding company reorganization transaction.  There was no cash paid out in this transaction.  The acquisition was accounted for like a pooling of interest and the consolidated financial statements contained herein have been restated to give full effect to this transaction.  The Company has been designated a successor registrant to the Bank, and now files reports required by the Securities Exchange Act of 1934 with the Securities Exchange Commission.  The Bank’s former obligation to file such reports with the Board of Governors of the Federal Reserve terminated as a result of the holding company reorganization.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and nine months ended September 30, 2006.  This analysis should be read in conjunction with the Bank’s 2005 Annual Report as filed on Form 10-KSB and with the unaudited financial statements and notes as set forth in this report.  The Company was formed in January 2006 for the purpose of becoming the holding company for the Bank, which reorganization was effective April 3, 2006.  The following discussion, and the interim financial statements presented in this quarterly report, assume the reorganization was effective March 31, 2006.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

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

The Company reported improved financial results driven by the ongoing economic strength in its market areas.  Net income for the three months ended September 30, 2006 increased 12.5% to $916 thousand compared to $814 thousand for the comparable period in 2005.  Net income for the nine months ended September 30, 2006 increased 24.5% to $2.5 million compared to $2.0 million for the comparable period in 2005.  The asset sensitivity of the balance sheet, loan growth, and a 14.0% increase in the net interest margin for the first nine months of 2006 over the comparable quarters were all factors contributing to the growth in earnings.

Noninterest income for the three months ended September 30, 2006 decreased 16.0% to $247 thousand compared to $294 thousand for the comparable period in 2005.  Noninterest income for the nine months ended September 30, 2006 decreased 2.3% to $766 thousand compared to $784 thousand for the comparable period in 2005.  The decrease is primarily due to a decrease in mortgage origination fees and equipment leasing fees.

Noninterest expense for the three months ended September 30, 2006 increased by 7.3% or $144 thousand to $2.1 million compared to the same period in 2005.  Noninterest expense for the nine months ended September 30, 2006 increased by 10.8% or $617 thousand to $6.3 million compared to the same period in 2005.  The increase in noninterest expense was primarily attributed to increases in salary and employee benefits.

Net loans increased $19.1 million or 12.5% during the nine months ending September 30, 2006 compared to an increase of $27.7 million or 22.0% during the same period in 2005.  Real Estate loans increased $13.1 million and Commercial loans increased $6.2 million during the first nine months of 2006.

Deposits increased $862 thousand or 0.4% during the first nine months of 2006 compared to an increase of $21.8 million or 11.2% during the same period in 2005.  Non-interest bearing demand deposits decreased $2.3 million during the nine month period ending September 30, 2006.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2006	2005	Change	2006	2005	Change
Summary of Operations:
Interest Income	$4,458	$3,634	22.67%	$12,436	$9,921	25.35%
Interest Expense	993	540	83.89%	2,488	1,424	74.72%
Net Interest Income	3,465	3,094	11.99%	9,948	8,497	17.08%
Provision for Loan Loss	60	60	0.00%	180	230	-21.74%

Net Interest Income After Provision for Loan Losses	3,405	3,034	12.23%	9,768	8,267	18.16%
Noninterest Income	247	294	-15.99%	766	784	-2.30%
Noninterest Expense	2,126	1,982	7.27%	6,347	5,730	10.77%

Income Before Income Taxes	1,526	1,346	13.37%	4,187	3,321	26.08%
Income Taxes	610	532	14.66%	1,665	1,295	28.57%

Net Income	$916	$814	12.53%	$2,522	$2,026	24.48%

Cash Dividends Paid	$385	$379	1.58%	$768	$729	5.35%

Per Share Data:
Earnings Per Share - Basic	$0.48	$0.43	11.63%	$1.32	$1.08	22.22%
Earnings Per Share - Diluted	$0.46	$0.40	15.00%	$1.25	$1.02	22.55%
Dividends	$0.200	$0.200	0.00%	$0.400	$0.387	3.36%
Book Value	$9.32	$8.05	15.78%	$9.32	$8.05	15.78%

Common Outstanding Shares: (Adjusted for 4-for-1 stock split)	1,928,097	1,897,343	1.62%	1,928,097	1,897,343	1.62%

Statement of Financial Condition Summary:
Total Assets				$236,195	$235,574	0.26%
Total Deposits				207,741	216,676	-4.12%
Total Net Loans				171,671	153,237	12.03%
Allowance for Loan Losses				1,599	1,400	14.21%
Total Shareholders’ Equity				17,977	15,277	17.67%

Selected Ratios:
Return on Average Assets	1.53%	1.39%	9.93%	1.43%	1.20%	19.19%
Return on Average Equity	20.57%	21.74%	-5.39%	19.79%	18.76%	5.47%
Net interest margin	6.52%	5.97%	9.21%	6.50%	5.70%	14.04%
Average Loans as a Percentage of Average Deposits	81.91%	71.08%	15.24%	78.97%	68.90%	14.61%
Allowance for Loan Losses to Total Loans	0.92%	0.90%	2.06%	0.92%	0.90%	2.06%
Tier I Capital to Average Assets - “Bank Only”				8.89%	6.65%	33.68%
Tier I Capital to Risk-Weighted Assets - “Bank Only”				10.97%	8.78%	24.94%
Total Capital to Risk-Weighted Assets - “Bank Only”				12.64%	10.73%	17.80%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROAE.  Our net income increased 12.5%, to $916 thousand for the quarter ended September 30, 2006 from $814 thousand for the same period in 2005.  Net income increased 24.5%, to $2.5 million for the nine months ended September 30, 2006 from $2.0 million for the same period in 2005.  Improvement in the Company’s net interest margin, loan growth of 12.0%, and the general asset sensitivity of our balance sheet were all factors contributing to the strong growth in earnings.  Basic and diluted earnings per share for the quarter ended September 30, 2006 were $0.48, and $0.46, which is up from $0.43 and $0.40 for the quarter ended September 30, 2005.  Basic and diluted earnings per share for the nine months ended September 30, 2006 were $1.32 and $1.25, up from $1.08 and $1.02 for the nine months ended September 30, 2005.  The increase in EPS was a direct result of the $1.5 million or 17.1% increase in net interest income.  ROAE for the quarter ending September 30, 2006, decreased to 20.57% compared to 21.74% for the same period in 2005.  For the nine months ended September 30, 2006 and September 30, 2005, the ROAE was 19.79% and 18.76%, respectively.

Return on Average Assets.  Our return on average assets, or ROAA, is a measure we use to compare our performance with other bank’s and bank holding companies.  ROAA for the quarter ended September 30, 2006 was 1.53% compared to 1.39% for the same period in 2005.  For the nine months ended September 30, 2006 and September 30, 2005, the ROA was 1.43% and 1.20%, respectively.

 Asset Quality.  For all banks’s and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of nonperforming loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans.  These measures are key elements in estimating the future earnings of a company.  There were no nonperforming loans as of September 30, 2006, compared to $135 thousand at December 31, 2005 and $135 thousand at September 30, 2005.  Nonperforming loans as a percentage of total loans decreased to 0.00% as of September 30, 2006, compared to 0.09% at December 31, 2005 and 0.09% as of September 30, 2005.  Net charge-offs to average loans were 0.04% for the nine months ended September 30, 2006, compared to 0.03% as of December 31, 2005 and 0.03% as of September 30, 2005.

Asset Growth.  As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS.  The majority of our assets are loans, and the majority of our liabilities are deposits, therefore the ability to generate loans and deposits are fundamental to our asset growth.  Total assets increased 2.0% to $236.1 million as of September 30, 2006 from $231.5 million as of December 31, 2005 and $235.6 million (or 0.2%) as of September 30, 2005.  Total deposits increased to $207.7 million as of September 30, 2006 compared to $206.9 million (or 0.4%) as of December 31, 2005.  Deposits decreased from $216.7 million (or -4.2%) as of September 30, 2005.  Deposit growth has slowed during 2006 due to the intense competition for deposits, coupled with our commercial customers putting their idle cash back to work and expanding their businesses.  Gross loans increased to $173.9 million as of September 30, 2006 compared to $154.8 million (or 12.3%) as of December 31, 2005 and $155.4 million (or 11.9%) as of September 30, 2005.  The Company has not experienced any difficulties in funding new loans due to a strong liquidity base and the availability of alternative funding sources.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio decreased (improved) to 59.2% for the first nine months of 2006 compared to 61.7% for the same period in 2005, due to increases in revenue exceeding the increase in operating expenses.  Net interest income before provision increased 17.1% to $9.9 million for the nine months ended September 30, 2006, while operating expenses increased 10.8% to $6.3 million.

Economic Conditions

Current economic data, including financial data and earnings reports of other community banks located on California’s Central Coast suggests that the local economy is stable.  Based on local economic indicators, management believes the local economy will continue to remain stable during the remainder of 2006.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months ended September 30, 2006 compared with the three months ended September 30, 2005, and the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, together with an assessment, when considered appropriate, of external factors that may affect the Company in the future.

RESULTS OF OPERATIONS

Net Income

Net income of $916,000 for the three months ended September 30, 2006, reflects a $102 thousand or 12.5% increase over the like period in 2005.  Net income of $2,522,000 for the nine months ended September 30, 2006, reflects a $496 thousand or 24.5% increase over the like period in 2005.  Net income for the nine months ended September 30, 2006 increased 24.5% to $2.5 million compared to $2.0 million for the comparable period in 2005.  The asset sensitivity of the balance sheet, loan growth, and a 14.0% increase in the net interest margin over the comparable quarters were all factors contributing to the growth in earnings.

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

AVERAGE BALANCE SHEET INFORMATION

	For the three months ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$175,094	$4,094	9.35%	$153,690	$3,192	8.31%
Investment securities	36,661	353	3.85%	47,731	391	3.28%
Federal funds sold	894	11	4.92%	6,015	51	3.39%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	212,649	4,458	8.39%	207,436	3,634	7.01%
Other assets	29,187			28,603
Less allowance for loan losses	(1,643)			(1,389)
Total average assets	$240,193			$234,650

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,944	$8	0.23%	$18,297	$12	0.26%
Money Market	21,025	120	2.28%	31,498	124	1.57%
Savings	28,039	61	0.87%	32,086	41	0.51%
Time certificates of deposits	59,424	644	4.33%	41,887	323	3.08%
Total average interest-bearing deposits	122,432	833	2.72%	123,768	500	1.62%

Short-term borrowings	1,802	24	5.33%	11	—	0.00%
Long-term debt	7,155	136	7.60%	2,000	40	8.00%
Total interest-bearing liabilities	131,389	993	3.02%	125,779	540	1.72%

Demand deposits	89,319			92,461
Other liabilities	1,670			1,432
Shareholders’ equity	17,815			14,978
Total average liabilities and shareholders’ equity	$240,193			$234,650
Net interest income		$3,465			$3,094
Net interest margin			6.52%			5.97%

	For the nine months ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$163,603	$11,291	9.20%	$142,957	$8,560	7.98%
Investment securities	38,976	1,090	3.73%	50,305	1,245	3.30%
Federal funds sold	1,509	55	4.86%	5,572	116	2.78%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	204,088	12,436	8.12%	198,834	9,921	6.65%
Other assets	28,903			27,872
Less allowance for loan losses	(1,581)			(1,298)
Total average assets	$231,410			$225,408

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$14,986	$28	0.25%	$18,123	$31	0.23%
Money Market	25,150	386	2.05%	30,637	334	1.45%
Savings	28,225	148	0.70%	30,542	94	0.41%
Time certificates of deposit	52,739	1,576	3.98%	40,358	848	2.80%
Total average interest-bearing deposits	121,100	2,138	2.35%	119,660	1,307	1.46%

Short-term borrowings	1,806	64	4.72%	271	7	3.44%
Long-term debt	4,902	286	7.78%	2,000	110	7.33%
Total interest-bearing liabilities	127,808	2,488	2.60%	121,931	1,424	1.56%

Demand deposits	89,137			87,815
Other liabilities	1,469			1,262
Shareholders’ equity	16,996			14,400
Total average liabilities and shareholders’ equity	$235,410			$225,408
Net interest income		$9,948			$8,497
Net interest margin			6.50%			5.70%

Net interest income increased 12.0%, for the quarter ended September 30, 2006 and 17.1% for the nine months ended September 30, 2006 as compared to the same period in 2005, as interest earned on higher loan volumes coupled with increases in the prime lending rate, outweighed the effect of a higher cost of funds.  The yield on interest-earning assets increased to 8.39% for the current quarter, as compared to 7.88% in the immediately preceding quarter and 7.01% a year ago.  The cost of total interest-bearing liabilities increased to 3.02% for the current quarter, as compared to 2.65% in the immediately preceding quarter and 1.72% a year ago.

Net interest margin for the three months ended September 30, 2006 was 6.52% compared to 5.97% for the three months ended 2005.  This represents an increase of 55 basis points or 9.2%.  Net interest margin for the nine months ended September 30, 2006 was 6.50% compared to 5.70% for the nine months ended 2005.  This represents an increase of 80 basis points or 14.0%.  These increases were primarily due to the increase in the prime lending rate coupled with the change in the mix of earning assets.  The table below indicates a decrease in the investment portfolio from 25.2% of average earning assets as of September 30, 2005 to 19.1% as of September 30, 2006.  The table also indicates an increase in the loan portfolio from 72.0% of average earning assets as of September 30, 2005 to 80.2% as of September 30, 2006:

	(dollars in thousands)
		Percent of		Percent of
	September	Earning	September	Earning
	2006	Assets	2005	Assets
Federal Funds Sold	$1,509	0.74%	$5,572	2.79%
Gross Loans	163,603	80.16%	143,707	72.00%
Investments	38,976	19.10%	50,306	25.21%
Total Average Earning Assets	$204,088	100.00%	$199,585	100.00%

For the three months ended September 30, 2006, the average prime rate was 8.25%, the average Fed Fund rate was 4.92%, and the yield on the investment portfolio averaged 3.85%.  During the three months ended September 30, 2005 the average prime rate was 6.50%, the average Fed Fund rate was 3.39%, and the Bank’s investment portfolio posted an average yield of 3.28%.  For the nine months ended September 30, 2006, the average prime rate was 7.94%, the average Fed Fund rate was 4.86%, and the yield on the investment portfolio averaged 3.73%.  During the nine months ended September 30, 2005 the average prime rate was 6.00%, the average Fed Fund rate was 2.78%, and the Bank’s investment portfolio posted an average yield of 3.30%.  This increase was primarily due to the 150 basis point increase in the prime lending rate from September 30, 2005 to September 30, 2006.

Deposit interest expense for the three months ended September 30, 2006 totaled $883,000, which reflects an increase of $333,000 or 66.6% over the like period in 2005.  Deposit interest expense for the nine months ended September 30, 2006 totaled $2,138,000, which reflects an increase of $831,000 or 63.6% over the like period in 2005.  The increase in deposit interest expense was due to an increase in interest bearing deposits coupled with rising interest rates.  The schedule shown below indicates that interest bearing time deposits increased $15.5 million or 20.9% from September of 2005 to September of 2006.  During the same period, noninterest bearing deposits decreased $9.7 million or -10.4%.

	(dollars in thousands)
	September	September	Dollar	Percent
	2006	2005	Variance	Variance
Noninterest bearing deposits	$84,407	$94,172	$(9,765)	-10.37%
Interest bearing deposits	33,829	48,488	(14,659)	-30.23%
Interest bearing time	89,505	74,016	15,489	20.93%
Total Deposits	$207,741	$216,676	$(8,935)	-4.12%

The average deposit cost of funds for the three months ended September 30, 2006 increased 110 basis points from 1.62% in September of 2005 to 2.72% in September of 2006.  The average deposit cost of funds for the nine months ended September 30, 2006 increased 89 basis points from 1.46% in September of 2005 to 2.35% in September of 2006.  The Company anticipates a continued increase in its deposit cost of funds during the balance of this year.

Noninterest Income

Noninterest income for the three months ended September 30, 2006 was $247,000 compared to $294,000 for the same period in 2005.  Noninterest income for the nine months ended September 30, 2006 was $766,000 compared to $784,000 for the same period in 2005.  That represents a decrease of $18,000 or 2.3%, which is primarily due to a decrease in mortgage origination fees.

Service charges on deposit accounts for the three months ended September 30, 2006 totaled $162,000, which represents an increase of $5,000 or 3.2% over the same period in 2005.  Service charges on deposit accounts for the nine months ended September 30, 2006 totaled $468,000, which represents an increase of $19,000 or 4.2% over the same period in 2005.  The increase in services charges was primarily due to a 7.7% increase in NSF fees.

Other noninterest income for the three months ended September 30, 2006 was $85,000 compared to $137,000 for the same period in 2005.  Other noninterest income for the nine months ended September 30, 2006 was $298,000 compared to $335,000 for the same period in 2005.  That represents a decrease of $37,000 or 11.0%.  The decrease is primarily due to a decrease in mortgage origination fees and equipment leasing fees.

Operating Expenses

Salary and employee benefits for the three months ended September 30, 2006 totaled $1,187,000, which reflects an increase of $112,000 or 10.4% over the like period in 2005.  Salary and employee benefits for the nine months ended September 30, 2006 totaled $3,519,000, which reflects an increase of $393,000 or 12.6% over the like period in 2005.  This increase is attributed to normal staff related increases, coupled with a 8.4% increase in group health insurance and a $29,000 shared-based payment, which is part of a new requirement effective January of 2006 under SFAS 123(R), “Share-Based Payment”.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Occupancy expense for the three months ended September 30, 2006 totaled $166,000, which reflects an increase of $24,000 or 16.9% over the same period in 2005.  Occupancy expense for the nine months ended September 30, 2006 totaled $484,000, which reflects an increase of $72,000 or 17.5% over the same period in 2005.  This was primarily due to an increase in building depreciation coupled with an increase in real estate taxes associated with our new office in Arroyo Grande.

Equipment expense for the three months ended September 30, 2006 totaled $177,000, which reflects an increase of $30,000 or 20.4% over the same period in 2005.  Equipment expense for the nine months ended September 30, 2006 totaled $510,000, which reflects an increase of $84,000 or 19.7% over the same period in 2005.  This was primarily due to an increase in depreciation and maintenance expense due to the purchase of the Bank’s new item processing and imaging equipment coupled with an upgrade to the teller workstations and platform system to enhance customer service.

Professional services for the three months ended September 30, 2006 totaled $120,000, which reflects an increase of $13,000 or 12.2% over the same period in 2005.  Professional services for the nine months ended September 30, 2006 totaled $393,000, which reflects an increase of $68,000 or 20.9% over the same period in 2005.  This was primarily due to the increased scope and coverage of the Company’s third party audits.

Data processing expense for the three months ended September 30, 2006 totaled $114,000, which reflects an increase of $6,000 or 5.6% from the same period in 2005.  Data processing expense for the nine months ended September 30, 2006 totaled $351,000, which reflects an increase of $20,000 or 6.0% from the same period in 2005.  This was primarily due to a 5% increase in contracted fees coupled with the continued growth of the Bank.

Office related expense for the three months ended September 30, 2006 totaled $84,000, which reflects a decrease of $14,000 or 14.3% over the same period in 2005.  Office related expense for the nine months ended September 30, 2006 totaled $273,000, which reflects an increase of $1,000 or 0.4% over the same period in 2005.

Director expense for the three months ended September 30, 2006 totaled $71,000, which reflects a decrease of $5,000 or 7.6% over the like period in 2005.  Director expense for the nine months ended September 30, 2006 totaled $190,000, which reflects a decrease of $8,000 or 4.0% over the like period in 2005.  The primary reason for this decrease was a drop in board and committee fees associated with the passing of founding director Norman J. Norton Jr. in June of 2005.

Other expense for the three months ended September 30, 2006 totaled $92,000, which reflects a decrease of $31,000 or 25.2% over the same period in 2005.  Other expense for the nine months ended September 30, 2006 totaled $287,000, which reflects a decrease of $24,000 or 7.7% over the same period in 2005.  This decrease represents a reduction in operating losses of $17,000 and a decrease in loan related expenses of $7,000.

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

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	Sept.	December	Sept.
	2006	2005	2005
Charge offs	$77	$46	$46
Recoveries	26	16	16
OREO	—	—	—
Nonaccrual Loans	—	135	135
Accruing loans over 90 days past due	—	—	—
Allowance for Loan Loss	1,599	1,470	1,400
Period-end Gross Loans	173,984	154,758	155,404

	Sept.	December	Sept.
	2006	2005	2005
Ratio comparison to Period-end Gross Loans to
Charge offs	0.04%	0.03%	0.03%
Recoveries	0.01%	0.01%	0.01%
OREO	0.00%	0.00%	0.00%
Nonaccrual Loans	0.00%	0.09%	0.09%
Accruing loans over 90 days past due	0.00%	0.00%	0.00%
Allowance for Loan Loss	0.92%	0.95%	0.90%

Allowance for Loan Losses

The Bank made additions of $60,000 and $180,000 respectively to its allowance for loan losses during the three month and nine month periods ending September 30, 2006.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at September 30, 2006 is adequate.  The allowance on that date was 0.92% of total loans, compared to 0.95% at December 31, 2005 and 0.90% at September 30, 2005.

Nonaccrual Loans

The Bank had no nonaccrual loans as of September 30, 2006, compared to one nonaccrual loan totaling $135,000 at September 30, 2005.

OREO

The Bank currently has no OREO property on its books.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,155,000 in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3,000,000 to the Bank.  The $3,000,000 contribution is included as Tier I capital when calculating the Bank’s capital ratios.  The Company paid $86,000 in interest expense during the three month period ending September 30, 2006.

Subordinated Debt

During the Third Quarter of 2003, the Bank completed a private placement of subordinated debentures (“notes”) to augment its Tier II capital.  The total principal amount of the notes issued was $2,000,000.  The notes were sold pursuant to an applicable exemption from registration under the Securities Act of 1933 to certain accredited investors, including some of the Bank’s directors and senior officers.

The $2.0 million in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.5%.  The initial rate for the notes was 5.5%.  The rate as of September 30, 2006, was 9.75%.  Principal shall be repaid quarterly starting in year 2008.  The notes will mature in June 2011.

Capital

Total shareholders’ equity at September 30, 2006 totaled $17,977,000 compared to $15,866,000 at December 31, 2005, for an increase of $2,111,000 or 13.3%.  This increase is due to an increase in net income of $2,522,000, a decrease in the market value of the investment portfolio of $108,000, a $249,000 increase in capital stock due to the exercise of stock options and decrease of $768,000 for the payment of cash dividends that were paid to shareholders of record as of March 30, 2006 and September 30, 2006.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	Sept.	Dec.
	“Well-Capitalized”	Minimum Ratio	2006	2005
Tier I Capital (to Average Assets)	5.00%	4.00%	8.89%	7.16%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	10.97%	9.33%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	12.64%	11.34%

The $3.0 million capital contribution from the Company, which represents a portion of its trust preferred proceeds, coupled with strong earnings in the first nine months increased the Tier I Capital ratio 173 basis points to 8.89% and the Total Capital to Risk Weighted Assets ratio 130 basis points to 12.64%.

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two federal fund lines totaling $5.9 million and two credit lines with FHLB totaling $52.3 million.  As of September 30, 2006, the Bank advanced $1.4 million against the FHLB line of credit.  Liquidity is considered sufficient to meet our current needs.

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

The asset liability reports as of September 30, 2006 indicate that the Bank has an actual dollar risk exposure of $791,000 if interest rates fall 100 basis points.  This represents a 5.8% risk to interest income.  The Equity to Asset ratio is 17.29% at zero basis points and 16.07% at a negative 100 basis points.

	Interest Income and Expense Under Rate Shock
	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$(1,614)	$(791)	$0	$724	$1,442
Percent of Risk	-11.8%	-5.8%	0.00%	5.3%	10.5%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II  - OTHER INFORMATION

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

SANTA LUCIA BANCORP

Date:	November 8, 2006	/s/ Larry H. Putnam
Larry H. Putnam
President and Chief Executive Officer

Date:	November 8, 2006	/s/ John C. Hansen
John C. Hansen
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Sequential
Number	Description	Page Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	30

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31