Form 10KSB
period 2006-12-31
Santa Lucia Bancorp
filed 2007-03-26
CIK 1355607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006.

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 For the transition period from           to

File Number                    000-51901

SANTA LUCIA BANCORP

(Name of small business issuer in its charter)

State of California	35-2267934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7480 El Camino Real, Atascadero,	California 93422
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (805) 466-7087

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock (no par value)	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Registrant’s revenues for the year ended December 31, 2006 were $18,036,933.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant at March 1, 2007 was approximately $35,496,251.

As of March 1, 2007, the Registrant had 1,929,492 shares of Common Stock outstanding.

The information required in Part III, Items 9 through 12 and 14 is incorporated herein from the Registrant’s definitive proxy statement for the 2007 annual meeting of shareholders previously filed pursuant to Regulation 14A and Part II, Items 6 and 7 of the 2006 Annual Report to Shareholders filed as an exhibit hereto.

Transitional Small Business Disclosure Format (check one)         Yes ☐    No☒

PART I

CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB (“ANNUAL REPORT”), INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS “BELIEVES”, “ANTICIPATES”, “INTENDS”, “EXPECTS”, “ESTIMATES”, “MAY”, “COULD” AND WORDS OF SIMILAR IMPACT, CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:  GENERAL ECONOMIC AND BUSINESS CONDITIONS IN THOSE AREAS IN WHICH THE COMPANY OPERATES, DEMOGRAPHIC CHANGES, COMPETITION, FLUCTUATIONS IN INTEREST RATES, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, CHANGES IN GOVERNMENTAL REGULATION, CREDIT QUALITY, THE AVAILABILITY OF CAPITAL TO FUND THE EXPANSION OF THE COMPANY’S BUSINESS, ECONOMIC, POLITICAL AND GLOBAL CHANGES ARISING FROM THE WAR ON TERRORISM, AND OTHER FACTORS REFERENCED IN THIS REPORT, INCLUDING IN “ITEM 1. DESCRIPTION OF BUSINESS-FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS”. WHEN RELYING ON FORWARD-LOOKING STATEMENTS TO MAKE DECISIONS WITH RESPECT TO OUR COMPANY, INVESTORS AND OTHERS ARE CAUTIONED TO CONSIDER THESE AND OTHER RISKS AND UNCERTAINTIES.  THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

ITEM 1.	DESCRIPTION OF BUSINESS

General

Santa Lucia Bancorp (the “Company”) is a California corporation organized April 3, 2006 to act as the holding company for its wholly owned subsidiary Santa Lucia Bank (the “Bank”), collectively referred to herein as the “Company”.  At that time shareholders of the Bank became shareholders of the Company on a “unless otherwise noted, one share for one share” basis.

The Bank is a California banking corporation.  The Bank was organized as a national banking association on December 19, 1984 and commenced operations on August 5, 1985.  On May 30, 1997, the Bank converted from a national bank to a California state chartered bank licensed by the California Department of Financial Institutions (DFI”).  As a California state bank, the Bank is subject to primary supervision, examination and regulation by the DFI and the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is also subject to certain other federal laws and regulations.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable limits thereof.

At December 31, 2006, the Company had approximately $240.7 million in assets, $169.7 million in net loans, $213.0 million in deposits, and $19.1 million in stockholders’ equity.

On April 26, 2006, the Company formed Santa Lucia Bancorp (CA) Capital Trust (“Trust”).  Trust is a statutory business trust formed under the laws of Delaware.  The Trust is a wholly owned, non-financial, non-consolidated subsidiary of the Company.

Other than holding the shares of the Bank, the Company conducts no significant activities.

Banking

The Bank is headquartered in Atascadero, with branch offices in Paso Robles, Arroyo Grande and Santa Maria. The Bank conducts a commercial banking business in San Luis Obispo and northern Santa Barbara Counties, including accepting demand, savings and time deposits, and making commercial, real estate, SBA, agricultural, credit card, and consumer loans.  It also offers installment note collection, provides ATM and internet banking access, issues cashiers checks and money orders, sells travelers checks, and provides bank-by-mail, night depository, safe deposit boxes, and other customary banking services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank’s operating policy since its inception has emphasized small business commercial banking. Most of the Bank’s customers are retail customers, and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment and accounts receivable as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial loans, (ii) installment, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 2006, these four categories accounted for approximately 21%, 1%, 32% and 46%, respectively, of the Bank’s loan portfolio. See “Item 6 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of the Bank’s deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 2006, the Bank had approximately 8,199 demand deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $119,687,000, for an average balance per account of approximately $14,598; 3,200 savings accounts with balances totaling $27,384,000, for an average balance per account of approximately $8,558; and 1,410 time certificate of deposit accounts with balances totaling $65,918,000, for an average balance per account of approximately $46,750.

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts, fees on mortgage loans and other charges and fees, and (iv) miscellaneous income. For the year ended December 31, 2006, these sources comprised 85%, 9%, 4% and 2%, respectively, of the Bank’s total operating income.

The Bank has not engaged in any material research activities relating to the development of new services or the improvement of existing bank services. There has been no significant change in the types of services offered by the Bank since its inception except as follows: The Bank previously introduced a telephone banking service named “Telebanking” which permits the customer to obtain information and perform other services over the telephone; a internet banking system named “EZLink,” which offers online banking and computer bill payment; home equity lines of credit; business equipment leasing; and home mortgage loans.  In addition, the Bank introduced its new health savings account in 2005. The Bank has no present plans to add any new line of business that will require the investment of a material amount of total assets. Most of the Bank’s business originates from San Luis Obispo and northern Santa Barbara Counties, and there is no emphasis on foreign sources and application of funds. The Bank’s business, based upon performance to date, does not appear to be seasonal.  Management of the Bank is unaware of any material effect upon the Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

The Bank holds no patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.

Employees

As of December 31, 2006, the Bank had a total of 88 full-time equivalent employees. The Bank believes that its employee relations are satisfactory.  The Company has no salaried employees.

Local Economic Climate

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade.  Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County and the City of Santa Maria (in northern Santa Barbara County) totaled approximately 260,000 and 92,000 respectively, according to economic data provided by local county and title company sources.  The moderate climate allows a year round growing season for numerous vegetable and fruits.  Vineyards and cattle ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines.  Although on average the climate in our markets is generally very mild, we did experience a significant freeze in early 2007.  This did not have a significant impact on our business.  Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley.  Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

Throughout the primary market area of the Company, the softening housing market of 2006 is expected to continue into 2007, though it is unknown just how long-lasting the slowdown might be.  The number of homes sold in 2006 was 25% less than in 2005, according to real estate research firm DataQuick.

According to the San Luis Obispo County Outlook Economic Forecast, copyrighted and published by The Regents of the University of California (Santa Barbara), even with sales volume down in 2006, median home prices in San Luis Obispo County increased 11.4% through November 2006, and California’s median home prices are up 8.6% through the same period.  Price growth has slowed in recent months and is expected to be subdued through 2007.

Competition

The banking and financial services business in California generally, and in the Company’s service area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

The Company’s business is concentrated in its service area, which encompasses primarily San Luis Obispo and northern Santa Barbara Counties. In order to compete with other financial institutions in its service area, the Company relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Company emphasizes to its customers the advantages of dealing with a locally owned and community oriented institution. The Company also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, that the Company is not authorized or prepared to offer currently. The Company has made arrangements with its correspondent banks and with others to provide such services for its customers.

Commercial banks compete with savings and loan associations, credit unions, other financial institutions, securities brokerage firms, and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies, insurance companies, and other lending institutions.

Effect of Government Policies and Recent Legislation

Banking is a business largely dependent on rate differentials. In general, the difference between the interest rate paid by the Company on its deposits and its other borrowings and the interest rate received by the Company on loans extended to its customers and securities held in the Company’s portfolio comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact on the Company of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. See “Description of Business-Supervision and Regulation.”

Supervision and Regulation

General

The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Federal Reserve Board.  The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act.  The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

The Company is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of any class of outstanding voting shares of such bank.  Prior approval of the Federal Reserve Board is also required for the merger of consolidation of the Company and another bank holding company.

The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct of indirect ownership or control of more than

5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries.  However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  See discussion under “Financial Modernization Act” below for additional information.

The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board determines that the activity or the control or the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.  The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt.  Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve board prior to purchasing or redeeming its equity securities.

Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner.  In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.  For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and files reports and proxy statements pursuant to such Act with the Securities and Exchange Commission (the “SEC”).

The Bank

The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the DFI and the FRB. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank’s business and condition. Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

If, as a result of an examination of a bank, the DFI or FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the bank’s charter.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, the Bank pays a semiannual statutory assessment.  The Bank is also subject to certain regulations of the Federal Reserve Board and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law.  Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank.  Federal and California statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers.  Further, the Bank is required to maintain certain levels of capital.

Capital Standards

The FRB and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity.  The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

Santa Lucia Bancorp issued $5,155,000 in junior subordinated debt securities (the “debt securities”) to the Santa Lucia Bancorp (CA) Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on July 7, 2036.  These debt securities may be redeemed for 105% of the principal balance through July 7, 2011 and then at par thereafter.  Interest is payable quarterly beginning July 7, 2006 at 1.48% over the quarterly adjustable 3-month LIBOR.  Of this $5.2 million, the Company contributed $3.0 million to the Bank and retained $2.2 million at the Company level.  The securities do not entitle the holders to voting rights in the Company but will contain certain restrictive covenants, including restrictions on the payment of dividends to the holders of the Company’s common stock in the event that interest payments on the trust preferred securities are postponed.  The capital contribution received by the Bank from the trust preferred issuance is designated as Tier 1 capital for regulatory purposes.

During the third quarter of 2003, the Bank undertook and completed a private placement of subordinated debentures (“notes”) to augment is tier 2 capital.  The total principal amount of the notes issued was $2,000,000.  The notes were sold pursuant to an applicable exemption from registration under the Securities Act of 1933 to certain accredited investors, including some of the Company’s directors and executive officers.  The notes include quarterly payment of interest at prime plus 1.5% and quarterly principal installments of approximately $166,666 commencing on September 30, 2008 until paid in full on June 30, 2011.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends. It is the Bank’s policy to remain “well capitalized” status, and review alternatives for raising capital if necessary to keep such status.

December 31, 2006

	Minimum	Minimum
	Capital	“Well Capitalized”	Bank	Company
	Requirements	Bank	Actual	Actual
LEVERAGE RATIO	4.0%	5.0%	9.1%	10.0%
TIER 1 RISK-BASED RATIO	4.0%	6.0%	11.4%	14.0%
TOTAL RISK-BASED RATIO	8.0%	10.0%	13.1%	15.0%

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” at December 31, 2006.

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital.  Any additional portion of the trust preferred securities would qualify as Tier II capital.  As of December 31, 2006 the subsidiary trust had $5.2 million in trust preferred securities outstanding, all of which qualifies as Tier 1 capital.

In addition, the DFI has authority to take possession of the business and properties of a bank in the event that the tangible shareholders’ equity of the bank is less than the greater of (i) 4% of the bank’s total assets or (ii) $1,000,000.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios described above. An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include:

•                  the imposition of a conservator or the issuance of a cease-and-desist order that can be judicially enforced;

•                  the termination of insurance of deposits (in the case of a depository institution);

•                  the imposition of civil money penalties;

•                  the issuance of directives to increase capital;

•                  the issuance of formal and informal agreements;

•                  the issuance of removal and prohibition orders against institution-affiliated parties; and

•                  the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Banks are also subject to certain Federal Reserve Board restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons (i.e., insiders). Extensions of credit (1) must be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with persons who are neither insiders nor employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.

Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth.  Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

Premiums for Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor ($250,000 for certain retirement accounts) through the Deposit Insurance Fund (“DIF”) administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly.  In November 2006 the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose.  The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits for banks in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category.  The new assessment system is not expected to result in a material impact on the Bank.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on the Bank’s condition since it would result in the revocation of the Bank’s charter and the cessation of its operations as a going concern.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”), was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a public reporting company, the Company is subject to the requirements of SOX and related rules and regulations issued by the SEC and applied to the Company by the FRB.  The Company’s common stock is not listed on any national exchange such as the NYSE or NASDAQ.  As such, the Company is not required to comply with the additional SOX requirements adopted by such exchanges.  The Company has, and will this year, incur additional operating expense as a result of certain of the requirements of SOX, but does not expect that the anticipated expense of approximately $75,000 for such compliance costs will have a material impact on its business overall.

Financial Services Modernization Legislation

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial

Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.

The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other federal and state agencies. In addition, the Company is subject to other provisions of the Financial Services Modernization Act, including those relating to CRA, privacy and safe-guarding confidential customer information, regardless of whether the Company elects to become a financial holding company or to conduct activities through a financial subsidiary of the Company. The Company does not, however, currently intend to file notice with the Federal Reserve Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Company.

The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods.  In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.  A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which based CRA ratings on an institution’s lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance.”  At its last examination by the FRB, the Bank received a CRA rating of “Satisfactory.”

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (iii) requires financial institutions to establish an anti-money-laundering compliance program, and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records and makes rules to implement the Patriot Act.  On March 9, 2006, the President signed the USA Patriot improvement and Reauthorization Act, which extended and modified the original act.  While we believe the Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

Transactions between Affiliates

Transactions between The Company and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act.  The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System.  The FRB issued Regulation W on October 31, 2002, which comprehensively implements sections 23A and 23B of the Federal Reserve Act.  Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates.  Regulation W unifies in one public document the FRB’s interpretations of sections 23A and 23B.  Regulation W had an effective date of April 1, 2003.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties.  Pursuant to these rules, financial institutions must provide:

•                  initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public information to non-affiliated third parties and affiliates;

•                  annual notices of their privacy policies to current customers; and

•                  a reasonable method for customers to “opt out” of disclosures to non-affiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.  We have implemented our privacy policies in accordance with the law.

In recent years, a number of states have implemented their own versions of privacy laws.  For example, in 2003, California adopted standards that are more restrictive than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

Predatory Lending

The term “predatory lending”, much like the terms “safety and soundness” and “unfair and deceptive practices”, is far-reaching and covers a potentially broad range of behavior.  As such, it does not lend itself to a concise or a comprehensive definition.  But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•                  making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation or asset-based lending;

•                  inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced or loan flipping; and

•                  engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers.  The following triggers coverage under the home ownership and Equity Protection Act of 1994:

•                  interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•                  subordinate lien loans of 10 percentage points above Treasury securities, and

•                  fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender of loan servicer within a year.  Lenders also will be presumed to have violated the law; which says loans shouldn’t be made to people unable to repay them; unless they document that the borrower has the ability to repay.  Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.  The Company does not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operations.

Bank Secrecy Act

In 1970, Congress passed the Currency and Foreign Transactions Reporting Act, otherwise known as the Bank Secrecy Act (the “BSA”), which established requirements for recordkeeping and reporting by banks and other financial institutions.  The BSA was designed to help identify the source, volume and movement of currency and other monetary instruments into and out of the United States in order to help detect and prevent money laundering connected with drug trafficking, terrorism and other criminal activities.  The primary tool used to implement BSA requirements is the filing of Suspicious Activity Reports.  Today, the BSA requires that all banking institutions develop and provide for the continued administration of a program reasonable designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both to domestic and international currency transactions.  These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.

Commercial Real Estate Lending

Federal banking regulators recently issued final guidance regarding commercial real estate lending to address a concern that rising commercial real estate lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the general commercial real estate market.  This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny.  Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to specific types of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny.  Our commercial real estate portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly we may become subject to increased regulatory scrutiny because of our commercial real estate portfolio.  If it is determined by our regulator that we have an undue concentration in commercial real estate lending, we may be required to maintain increased levels of capital and/or be required to reduce our concentration in commercial real estate loans.

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC.  The Company electronically files the following reports with the SEC:  Form 10-KSB (Annual Report), Form 10-QSB (Quarterly Report), Form 8-K (Current Report), insider ownership reports and Form DEF 14A (Proxy Statement).  The Company may file additional forms.  The SEC maintains an Internet site, www.sec.gov. in which all forms filed electronically may be accessed.  Additionally, all forms filed with the SEC and additional shareholder information is available free of charge using the Link on the Company’s website:  www.santaluciabank.com.  The Company makes these reports available to the website as soon as reasonable practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-KSB.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report is qualified in its entirety by these factors.  If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Associated with our Business.

A significant portion of our loan portfolio is secured by real estate and a downturn in the local economy and real estate market could affect our business.

At December 31, 2006, real estate served as the principal source of collateral with respect to approximately 78% of our loan portfolio.  A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We also have a high concentration in commercial real estate or CRE loans.

CRE loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers.  Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition.  Unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt.  Cash flow may be significantly affected by general economic conditions.

Within the makeup of our CRE, approximately 56% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  This coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Company targets commercial term loans for owners use as it supports the local business economy.  The Company feels that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The Company also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects.  The Company originates loans on a limited number of large projects and 21.2% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

In addition, federal banking regulators recently issued final guidance regarding commercial real estate lending.  This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny.  Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to specific types of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny.

Our commercial real estate portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly we may become subject to increased regulatory scrutiny because of our commercial real estate portfolio.  If it is determined by our regulator that we have an undue concentration in commercial real estate lending, we may be required to maintain increased levels of capital and/or be required to reduce our concentration in commercial real estate loans.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties.  We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our business is subject to interest rate risk and changes in interest rates may adversely affect our performance and financial condition.

Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread to increase if interest rates rise and, conversely, to decline if interest rates fall. Increasing levels of competition in the banking and financial services business may decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates and increasing competition may have an adverse effect on our business, financial condition and results of operations.

A sustained decrease in market interest rates could adversely affect our earnings.  When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans.  Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans.  In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates.  We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments.

Economic conditions in the Central Coast of California area could adversely affect our operations and/or cause us to sustain losses.

Our retail and commercial banking operations are concentrated primarily in San Luis Obispo and northern Santa Barbara Counties.  As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area.  A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations in general and the market value of our stock.

We face strong competition from financial service companies and other companies that offer banking services that could hurt our business.

The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting quality assets and deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services business may reduce our market share, decrease loan demand, cause the prices we charge for our services to fall, or decrease our net interest margin, which is our net interest income divided by our average earning assets, by forcing us to offer lower lending interest rates and pay higher deposit interest rates.  Therefore, our results may differ in future periods depending upon the nature or level of competition.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have an adverse effect on our financial condition and results of operations.

Failure to successfully execute our strategy could adversely affect our performance.

Our financial performance and profitability depends on our ability to execute our corporate growth strategy.  Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition and results of operations.

Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as:

•                  inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs;

•                  inability to increase non-interest income; and

•                  continuing ability to expand, through de novo branching and/or acquisitions of other banks.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most of our activities can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have an adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our internal operations are subject to a number of risks.

We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

Information Systems.  We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Technological Advances. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.

Natural Disasters, Acts Of War Or Terrorism and Other External Events.  Natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, the Central Coast region of California is subject to earthquakes and fires.  Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities. While we have not experienced such an occurrence to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have an adverse effect on our business, which, in turn, could have an adverse effect on our financial condition and results of operations.

We depend on cash dividends from our subsidiary bank to meet our cash obligations.

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service our obligations, including cash dividends.  See “Item 5 — Market for Common Equity and Related Stockholder Matters.”  Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.

Risks Associated with our Industry.

We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations.

The financial services industry is regulated extensively. Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations.

Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

New legislative and regulatory proposals may affect our operations and growth.

Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities. The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or our subsidiaries are impossible to determine at this time.

Risks Associated with our Stock.

Our Stock Trades Less Frequently Than Others.

Although our common stock is listed for trading on the over-the-counter market, the trading volume in our common stock is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause out stock price to fall.

Our Stock Price Is Affected by a Variety of Factors.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including among other things:

•                  Actual or anticipated variations in quarterly results of operations

•                  Recommendations by securities analysts

•                  Operating and stock price performance of other companies that investors deem comparable to our company

•                  News reports relating to trends, concerns and other issues in the financial services industry

•                  Perceptions in the marketplace regarding our company and/or its competitors

Our Common Stock Is Not An Insured Deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company.

Our Articles of Incorporation and By-Laws, As Well As Certain Banking Laws, May Have An Anti-Takeover Effect.

Provisions of our articles of incorporation, bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may hinder a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 2.                                                     DESCRIPTION OF PROPERTY

The Company conducts its banking operations from four offices.  The Company owns the land and building of its office located at 7480 El Camino Real, in Atascadero, California. The building is a two-story building of approximately 16,500 square feet.

In addition, the Company owns the land and building of its office located at 1240 Spring Street, Paso Robles, California. The Bank occupies approximately 7,200 square feet on the ground floor of the building and 2,800 square feet in the basement is used for records storage and as a staff room.

The Company owns the land and building of its office located at 1530 East Grand Avenue in Arroyo Grande.  The building is a two-story building of approximately 10,200 square feet.

The Company owns the land and a two-story building of approximately 10,000 square feet which houses its office located at 1825 South Broadway, Santa Maria, California.

The Company believes that all of its properties are well maintained and are suitable for their respective present needs and operations.

ITEM 3.                                                     LEGAL PROCEEDINGS

The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. The Company is not a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company’s business) and no such proceedings are known to be contemplated.

There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company or 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder of the Company is a party, and none of the above persons has a material interest adverse to the Company.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.                                                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock is not listed on any exchange or market. However, Maguire Investments, Morgan Stanley, Howe Barnes Hoefer & Arnett, Inc., Edward Jones, Wedbush Morgan Securities, and UBS Financial Services, Inc. each actively make a market in the Company’s Common Stock. Certain information concerning the Common Stock is quoted on the OTC Bulletin Board under the symbol “SLBA.OB”

On May 11, 2005 the Board of Directors of the Company approved a 4-for-1 split of the Company’s common stock effective June 30, 2005.  The per share data listed below has been retroactively restated to reflect this split.

The information in the following table indicates the high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by certain of the firms mentioned above who serve as the Company’s market makers. These prices do not include retail mark-ups, mark-downs or commission.

Quarter Ended	Bid Prices (1)
	Low	High
2006
December 31	$24.00	$29.00
September 30	24.05	27.00
June 30	26.55	34.50
March 31	25.05	30.25
2005
December 31	$25.50	$29.50
September 30	20.25	30.00
June 30	19.37	20.25
March 31	18.38	20.00

(1)             Based on data reported by the market makers named above. Does not include information on shares traded directly by shareholders or through other dealers.

Holders

As of January 31, 2007, there were approximately 383 holders of the Company’s Common Stock. There are no other classes of equity outstanding.

Dividends

The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 2005:

Month Paid	Amount Per Share
March 2005	$0.1875
September 2005	0.2000
March 2006	0.2000
September 2006	0.2000

The Company is a legal entity separate and distinct from the Bank.  The Company’s shareholders are entitled to receive dividends when declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the Corporation law).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution to its shareholders if it meets two conditions, which generally states are as follows: (i) the corporation’s assets equal 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1-1/4 times its current liabilities.

The ability of the Company to pay a cash dividend depends largely on the Bank’s ability to pay a cash dividend to the Company.  The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the Financial Code).  The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank’s retained earnings; or (b) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by an majority-owned subsidiary of the bank to the shareholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greater of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DFI determines that the shareholders’ equity of the bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  The FDIC may also restrict the payment of dividends if such payment of such dividends, the bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to federal law (See, “Item 1 — Prompt Corrective Action and Other Enforcement Mechanisms.”) Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized  bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm’s length transaction.

The Company intends to pay cash dividends in the future subject to various factors including regulatory restrictions described above. Whether or not any dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.

Equity Compensation Plan

The Company has a 2006 Equity Based Compensation plan that provides for grants of incentive stock options, non-qualified stock options, and various other forms of equity awards.  The plan covers a total of 200,000 shares of Company common stock.  When the 2006 Plan was adopted, our prior stock option plans were frozen and no other awards may be granted from such plans,

The following table summarizes information as of December 31, 2006 relating to our equity based compensation plans:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	65,000	$24.85	135,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	65,000	$24.85	135,000

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information required by Item 6 of Form 10-KSB is incorporated by reference from the section entitled “Management’s Discussion and Analysis and Results of Operations” in the Company’s 2006 Annual Report to Shareholders, included as an exhibit to this Annual Report.

ITEM 7.                                                     FINANCIAL STATEMENTS

The financial statements and the notes thereto required by Item 7 of Form 10-KSB are incorporated by reference from the Company’s 2006 Annual Report to Shareholders, included as an exhibit to this Annual Report.

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.                                            CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.                                            OTHER INFORMATION

None.

PART III

ITEM 9.                                                     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has adopted a Code of Business Conduct and Ethics that applies to all employees and directors of the Company, and complies with the SEC’s requirements for a code of ethics applicable to senior executive officers.  A copy of the Code of Business Conduct and Ethics was attached to the Form 10-KSB filed on March 24, 2006, for the year ended December 31, 2005.

During 2006, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

The remainder of the information required by Item 9 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 10.                                              EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 13.               EXHIBITS

(a)                                  The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:

Index to Exhibits

Exhibit		Sequentially
Number	Exhibit	Numbered Pages

3.1	Articles of Incorporation of the Bancorp, as amended	14/

3.2	Bylaws of the Bancorp, as amended	14/

3.3	Certificate of Amendment to Bylaws of Santa Lucia Bank, dated January 16, 2002	7/

10.1	Agreement and Plan of Reorganization, dated March 1, 1995 by and between the Bank and Central Coast National Bank	1/

10.2	Merger Agreement, dated June 14, 1995 by and between the Bank and Central Coast National Bank	1/

10.3	Data Processing Agreement, dated August, 1992 between the Bank and City National Information Systems and Addendum thereto	1/

10.4	Santa Lucia Bank’s Employee Stock Ownership Plan	1/

10.5	Plan Administrator’s Guide for the Bank’s Employee Stock Ownership Plan	1/

10.6	Santa Lucia Bank’s Profit Sharing Plan	1/

10.7	Santa Lucia Bank’s 1989 Stock Option Plan	1/

10.8	Santa Lucia Bank’s 1995 Stock Option Plan	1/

10.9	Salary Continuation agreement by and between Santa Lucia Bank and Stanley R. Cherry, dated February 1, 1997	2/

10.10	Salary Continuation agreement by and between Santa Lucia Bank and Larry H. Putnam, dated February 1, 1997	2/

10.11	Deferred Fee Agreement by and Between Santa Lucia Bank and Khatchik Achadjian, dated February 1, 1997	2/

10.12	Deferred Fee Agreement by and Between Santa Lucia Bank and Dino Boneso, dated February 1, 1997	2/

10.13	Deferred Fee Agreement by and Between Santa Lucia Bank and Jerry W. DeCou, III, dated February 1, 1997	2/

10.14	Deferred Fee Agreement by and Between Santa Lucia Bank and Douglas C. Filipponi, dated February 1, 1997	2/

10.15	Deferred Fee Agreement by and Between Santa Lucia Bank and Jean Hawkins, dated February 1, 1997	2/

10.16	Deferred Fee Agreement by and Between Santa Lucia Bank and Paul G. Moerman, dated February 1, 1997	2/

10.17	Deferred Fee Agreement by and Between Santa Lucia Bank and Norman J. Norton, Jr., dated February 1, 1997	2/

10.18	Deferred Fee Agreement by and Between Santa Lucia Bank and William S. Osibin, dated February 1, 1997	2/

10.19	Deferred Fee Agreement by and Between Santa Lucia Bank and D. Jack Stinchfield, dated February 1, 1997	2/

10.20	Director Retirement Agreement by and between Santa Lucia Bank and Khatchik Achadjian, dated February 1, 1997	2/

10.21	Director Retirement Agreement by and between Santa Lucia Bank and Dino A. Boneso, dated February 1, 1997	2/

10.22	Director Retirement Agreement by and between Santa Lucia Bank and Jerry W. DeCou, III, dated February 1, 1997	2/

10.23	Director Retirement Agreement by and between Santa Lucia Bank and Douglas C. Filipponi, dated February 1, 1997	2/

10.24	Director Retirement Agreement by and between Santa Lucia Bank and Jean Hawkins, dated February 1, 1997	2/

10.25	Director Retirement Agreement by and between Santa Lucia Bank and Paul G. Moerman, dated February 1, 1997	2/

10.26	Director Retirement Agreement by and between Santa Lucia Bank and Willard S. Osibin, dated February 1, 1997	2/

10.27	Director Retirement Agreement by and between Santa Lucia Bank and D. Jack Stinchfield, dated February 1, 1997	2/

10.28	Agreement for Data Processing Services between Santa Lucia Bank and Fiserv Savings and Community Bank Group, dated February 21, 1997	3/

10.29	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.30	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.31	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.32	Software License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.33	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.34	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.35	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.36	Services Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.37	Remote Access Support Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.38	Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen, dated August 1, 1998	4/

10.39	Employment Agreement by and between Santa Lucia Bank and Stanley R. Cherry, dated August 1, 1998	4/

10.40	Employment Agreement by and between Santa Lucia Bank and Larry H. Putnam, dated August 1, 1998	4/

10.41	Employment Agreement by and between Santa Lucia Bank and John C. Hansen dated August 1, 1998	4/

10.42	Santa Lucia Bank 2000 Stock Option Plan and form of stock option agreement	5/

10.43	Construction Contract for new Santa Maria Branch between Santa Lucia Bank And S. J. Deferville Construction, Inc., dated December 1, 2000	6/

10.44	Amendment to Salary Continuation Agreement of Stanley R. Cherry, Dated April 15, 1998	6/

10.45	Amendment to Salary Continuation Agreement of Larry H. Putnam, dated April 15, 1998	6/

10.46	Amendment to Salary Continuation Agreement of Stanley R. Cherry, dated May 10, 2000	6/

10.47	Amendment to Santa Lucia Bank Director Retirement Agreement with Khatchik H. Achadjian	6/

10.48	Amendment to Santa Lucia Bank Director Retirement Agreement with Dino Boneso, dated January 10, 2001	6/

10.49	Amendment to Santa Lucia Bank Director Retirement Agreement with Jerry W. DeCou, III, dated January 10, 2001	6/

10.50	Amendment to Santa Lucia Bank Director Retirement Agreement with Douglas C. Filipponi, dated January 10, 2001	6/

10.51	Amendment to Santa Lucia Bank Director Retirement Agreement with Jean Hawkins, dated January 10, 2001	6/

10.52	Amendment to Santa Lucia Bank Director Retirement Agreement with Paul G. Moerman, dated January 10, 2001	6/

10.53	Amendment to Santa Lucia Bank Director Retirement Agreement with D. Jack Stinchfield, dated January 10, 2001	6/

10.54	Amendment to Salary Continuation agreement with Stanley R. Cherry, dated January 10, 2001	6/

10.55	Amendment to Salary Continuation agreement with Larry H. Putnam, dated January 10, 2001	6/

10.56	Amendment to Salary Continuation agreement with John C. Hansen, dated January 10, 2001	6/

10.57	401(K) Profit Sharing Plan adopted effective July 1, 2001	7/

10.58	Design Services Contract for the new Arroyo Grande office between Bank and RRM Design Group, dated December 2, 2002	8/

10.59	Form of Note Purchase Agreement	9/

10.60	Subordinated Note	9/

10.61	Construction Contract for new Arroyo Grande Office between Santa Lucia Bank and Specialty Construction, Inc., dated October 8, 2003	10/

10.62	Amendment to Employment Agreement by and between Santa Lucia Bank and John Hansen dated November 11, 2004	11/

10.63	Employment Agreement by and between Santa Lucia Bank and Jim Cowan dated November 11, 2004	11/

10.64	Employment Agreement by and between Santa Lucia Bank and William F. Filippin dated November 11, 2004	11/

10.65	Santa Lucia Bancorp 2006 Equity Based Compensation Plan	12/

10.66	Amended and Restated Employment Agreement by and between Santa Lucia Bank and Larry H. Putnam dated December 15, 2006	14/

10.67	Amended and Restated Employment Agreement by and between Santa Lucia Bank and John C. Hansen dated December 15, 2006	14/

10.68	Amended and Restated Employment Agreement by and between Santa Lucia Bank and James M. Cowan dated December 15, 2006	14/

10.69	Amended and Restated Employment Agreement by and between Santa Lucia Bank and William F. Filippin dated December 15, 2006	14/

11	Statement re: computation of per share earnings	13/

13	The Company’s 2006 Annual Report to Shareholders (parts not incorporated by reference are furnished for informational purposes only and are not filed herewith)	14/

14.1	Code of Business Conduct	14/

23.1	Consent of independent accountants from Vavrinek, Trine, Day & Co., LLP	14/

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14	14/

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14	14/

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	14/

1/             Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 1995

2/             Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 1996

3/             Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 1997

4/             Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 1998

5/             Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 1999

6/                                      Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 2000

7/                                      Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 2001

8/                                      Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 2002

9/                                      Incorporated by reference from the Bank’s Form 10-QSB for the period ended September 30, 2003

10/                                Incorporated by reference from the Bank’s Form 10-KSB for the period ended December 31, 2003

11/                                Incorporated by reference from the Bank’s Form 10-KSB for the period ended December 31, 2004

12/                                Filed as part of Registrants Registration Statement on Form S-8 (File #333-137997) (Filed on 10/13/06)

13/                                Incorporated by reference to the section entitled “Earnings Per Share” contained in the Notes to Financial Statements in the Company’s 2006 Annual Report to Shareholders.

14/                                Incorporated by reference from the Bank’s Form 10-KSB for the period ended December 31, 2006

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA LUCIA BANCORP

By:	/s/ Larry H. Putnam
LARRY H. PUTNAM
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 21, 2007

By:	/s/ John C. Hansen
JOHN C. HANSEN
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 21, 2007

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:
/s/ Larry H. Putnam	President and	March 21, 2007
LARRY H. PUTNAM	Chief Executive Officer,
and Director

/s/ Jerry W. DeCou III	Chairman of the	March 21, 2007
JERRY W. DECOU III	Board of Directors

/s/ Douglas C. Filipponi	Vice Chairman	March 21, 2007
DOUGLAS C. FILIPPONI	of the Board of Directors

/s/ Khatchik H. Achadjian	Director	March 21, 2007
KHATCHIK H. ACHADJIAN

/s/ Stanley R. Cherry	Director	March 21, 2007
STANLEY R. CHERRY

/s/ Jean Hawkins	Director	March 21, 2007
JEAN HAWKINS

/s/ Paul G. Moerman	Director	March 21, 2007
PAUL G. MOERMAN

/s/ D. Jack Stinchfield	Director	March 21, 2007
D. JACK STINCHFIELD

EXHIBIT INDEX

Exhibit
Sequential
Number	Description

3.1	Articles of Incorporation of Santa Lucia Bancorp, as amended
3.2	By laws of Santa Lucia Bancorp, as amended
10.66	Amended and Restated Employment Agreement by and between Santa
Lucia Bank and Larry H. Putnam dated December 15, 2006
10.67	Amended and Restated Employment Agreement by and between Santa
Lucia Bank and John C. Hansen dated December 15, 2006
10.68	Amended and Restated Employment Agreement by and between Santa
Lucia Bank and James M. Cowan dated December 15, 2006
10.69	Amended and Restated Employment Agreement by and between Santa
Lucia Bank and William F. Filippin dated December 15, 2006
13	The Company’s 2006 Annual Report to Shareholders
(parts not incorporated by reference are furnished for
informational purposes only and are not filed herewith)
14.1	Code of Business Conduct
23.1	Consent of independent accountants from Vavrinek, Trine,
Day & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14
32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code