Form 10QSB
period 2007-03-31
Santa Lucia Bancorp
filed 2007-05-11
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of May 7, 2007: 1,925,724

Transitional Small Business Disclosure Format (Check one) Yes  ☐No  ☒

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

Assets	31-Mar-07	31-Dec-06
	(unaudited)
Cash and due from banks	$10,422	$10,140
Federal funds sold	17,000	—
Total cash and cash equivalents	27,422	10,140

Securities available for sale	39,894	42,778
Loans, net	160,405	169,680
Premises and equipment, net	9,105	9,258
Cash surrender value of life insurance	4,867	3,336
Federal Reserve Bank and
Federal Home Loan Bank stock, at cost	1,413	1,398
Accrued interest and other assets	3,075	4,148
Total Assets	$246,181	$240,738

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$82,015	$86,252
Interest-bearing demand and NOW accounts	13,615	12,969
Money market	24,602	20,466
Savings	27,631	27,384
Time certificates of deposit of $100,000 or more	41,282	37,226
Other time certificates	28,446	28,691
Total Deposits	217,591	212,988
Short-term borrowings	—	—
Long-term debt	7,155	7,155
Accrued interest and other liabilities	1,907	1,458
Total Liabilities	226,653	221,601
Commitments and contingencies	—	—
Shareholders' equity
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,932,724 shares at March 31, 2007 and 1,928,097 shares at December 31, 2006	9,656	9,567
Additional Paid-in Capital	247	216
Retained earnings	9,875	9,625
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	(250)	(271)
Total shareholders' equity	19,528	19,137
Total liabilities and shareholders' equity	$246,181	$240,738

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending
	31-Mar-07	31-Mar-06
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$3,876	$3,463
Federal funds sold	68	8
Investment securities	469	369
	4,413	3,840
Interest expense
Time certificates of deposit of $100,000 or more	436	203
Other deposits	541	356
Short-term borrowings	4	40
Long-term debt	137	44
	1,118	643

Net interest income	3,295	3,197

Provision for credit losses	—	60

Net interest income after provision for loan losses	3,295	3,137

Noninterest income
Service charges and fees	141	146
Gain on sale of investment securities	—	—
Other income	151	111
	292	257
Noninterest expense
Salaries and employee benefits	1,314	1,170
Occupancy	158	160
Equipment	170	164
Professional services	117	118
Data processing	122	114
Office related expenses	88	100
Marketing	93	83
Regulatory assessments	13	17
Directors' fees and expenses	78	60
Other	95	101
	2,248	2,087
Earnings before income taxes	1,339	1,307

Income taxes	521	515

Net Earnings	$818	$792

Per Share Data
Net earnings - basic	$0.42	$0.42
Net Earnings - diluted	$0.40	$0.39

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the three month period ended)
	31-Mar-07	31-Mar-06
Cash flows from operating activities:
Net earnings	$818	$792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	170	164
Provision for loan losses	—	60
Stock-based compensation expense	30	10
Other items, net	(39)	673
Net cash provided by operating activities	979	1,699

Cash flows from investing activities:
Proceeds from maturities of investment securities	2,921	1,907
Proceeds from sale of investment securities	—	—
Purchases of investment securities	—	—
Net change in loans	9,275	(10,609)
Purchases of bank premises and equipment	(17)	(279)
Net cash used in investing activities	12,179	(8,981)

Cash flows from financing activities:
Net change in deposits	4,603	6,185
Proceeds and tax benefit from exercise of stock options	33	49
Net change in borrowings	—	(5,500)
Cash dividends paid	(386)	(382)
Stock repurchases	(125)	—
Net cash provided by financing activities	4,125	352

Net increase (decrease) in cash and cash equivalents	17,283	(6,930)

Cash and cash equivalents at beginning of year	10,140	20,293
Cash and cash equivalents at end of year	$27,423	$13,363

Supplemental disclosure of cash flow information:
Interest paid	$1,115	$620
Income taxes paid	$—	$—

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

	For the period ending December 31, 2006
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2006	1,899,543	$9,299			$7,052	$(485)	$15,866
Cash Dividends					(767)
Exercise of Stock Options	28,554	268	153		(48)
Stock-based compensation expense			63
Comprehensive Income:					3,388
Net earnings for the year				$3,388
Change in unrealized gain (loss) on available-for-sale securities, net of tax				214		214
Total Comprehensive Income				$3,602
Balance at December 31, 2006	1,928,097	$9,567	$216		$9,625	$(271)	$19,137

	For the three month period ending March 31, 2007
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2007	1,928,097	$9,566	$217		$9,625	$(271)	$19,137
Cash Dividends					(386)
Exercise of Stock Options	8,927	90			(57)
Repurchase and retirement of stock	(4,300)				(125)
Stock-based compensation expense			30
Comprehensive Income:
Net earnings for the year				$818	818
Change in unrealized gain (loss) on available-for-sale securities, net of tax				21		21
Total Comprehensive Income				$839
Balance at March 31, 2007	1,932,724	$9,656	$247		$9,875	$(250)	$19,528

(see accompanying notes)

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 1 Bases of Presentation:

The accompanying unaudited condensed consolidated financial statements of Santa Lucia Bancorp (the “Company”) and its subsidiary Santa Lucia Bank (the ”Bank”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The unaudited condensed financial statements further assume that the holding company reorganization involving the Bank and Company was effective March 31, 2006 rather than the actual effectiveness of April 3, 2006.  See note 6.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank’s 2006 Annual Report as filed on Form 10-KSB.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended March 31, 2007, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of March 31, 2007 and December 31, 2006 is as follows:

	(in thousands)
	31-Mar-07	31-Dec-06

Real estate - construction	$50,534	$55,307
Real estate - other	76,351	78,757
Commercial	34,296	36,407
Consumer	1,636	1,604
Gross Loans	162,817	172,075

Deferred loan fees	(681)	(741)
Allowance for loan losses	(1,731)	(1,654)
Net Loans	$160,405	$169,680

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

The Bank’s Allowance for loan losses as a percentage of total loans was 1.06% as of March 31, 2007 and 0.96% as of December 31, 2006.  Management believes that the Allowance for loan losses at March 31, 2007 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk.  As of March 31, 2007, real estate served as the principal source of collateral with respect to approximately 78.26% of our loan portfolio, of which, 40.11% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 60.04% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The Bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects.  The Bank originates loans on a limited number of large projects and 42.97% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of March 31, 2007 and 2006 amounts to approximately $51,505,000 and $49,369,000 respectively, of which approximately $2,666,000 and $2,784,000 are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Three Months Ending
	31-Mar-07		31-Mar-06
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$818		$792
Average shares outstanding		1,929,495		1,908,351
Used in Basic EPS	818	1,929,495	792	1,908,351
Dilutive effect of outstanding stock options		102,426		105,702
Used in Diluted EPS	$818	2,031,921	$792	2,014,053

Note 5 Stock Based Compensation

The Company has two stock option plans, which are fully described in Note K in the Bank’s Annual Report on Form 10-KSB.  On January 1, 2006, the Company implemented Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS123R”) which replaced SFAS 123 and supersedes APB Opinion No. 25 and the related implementation guidance.  SFAS 123R addresses accounting for equity-based compensation arrangements, including employee stock options.  The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after January 1, 2006.  Additionally, compensation expense for unvested options that were outstanding at December 31, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2007.  This analysis should be read in conjunction with the Company’s 2006 Annual Report as filed on Form 10-KSB and with the unaudited financial statements and notes as set forth in this report.  The Company was formed in January 2006 for the purpose of becoming the holding company for the Bank, which reorganization was effective April 3, 2006.  The following discussion, and the interim financial statements presented in this quarterly report, assume the reorganization was effective March 31, 2006.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-QSB (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, and other factors referenced in the Company’s 2006 Annual Report as filed on form 10-KSB, including in "Item 1. Business - Factors That May Affect Future Results of Operations."  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Company reported improved financial results driven by the ongoing economic strength in its market areas.  Net income for the three months ended March 31, 2007 increased 3.3% to $818 thousand compared to $792 thousand for the comparable period in 2006.  Diluted earnings per share increased $0.01 to $0.40 from $0.39 for the same period.  The Company is asset sensitive, which means when interest rates rise, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits.  In a rising interest rate environment, this has a very positive effect on net interest margin.  Such was the case the first quarter of 2006.  In the first quarter of 2007 the deposits were still repricing from rate changes that affected the variable rate loan portfolio in 2006.  This caused the Company’s net interest margin to decrease from 6.35% to 6.14% when comparing March 31, 2006 to March 31, 2007.  Net interest income was $3.3 million at March 31, 2007 compared to $3.2 million at March 31, 2006, or $0.1 million greater due to overall loan volume.

Noninterest income for the three months ended March 31, 2007 increased 13.6% to $292 thousand compared to $257 thousand for the comparable period in 2006.  The increase is partially due to the recovery of legal fees and costs on a previously charged off loan.

Noninterest expense for the three months ended March 31, 2007 increased by 7.7% or $161 thousand to $2.2 million compared to the same period in 2006.  The increase in noninterest expense was primarily attributed to increases in salary and employee benefits.

Net loans decreased $9.3 million or 5.5% during the three months ending March 31, 2007 compared to an increase of $10.5 million or 6.9% during the same period in 2006.  Real estate loans decreased $7.2 million and commercial loans decreased $2.1 million during the first three months of 2007.  The decrease in real estate loans is attributed to heavier than normal payoffs in the construction loan area and new construction starts have been slower than normal, both of which were expected.  The decrease in commercial loan demand is attributed to the positive economic position of local businesses that have had their own capital to reinvest in their companies for growth and purchases, reducing the need for bank financing.  The unexpected payoffs of several substantial relationships due to the sale of their businesses also contributed to the decrease in commercial loans.

Deposits increased $4.6 million or 2.2% during the first three months of 2007 compared to an increase of $6.2 million or 3.0% during the same period in 2006.  Non-interest bearing demand deposits decreased $4.2 million during the three month period ending March 31, 2007, while money market deposits and time certificates of $100,000 or more increased more than $8.0 million.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)
	Unaudited
	Three Months Ended
	March 31,		%
	2007	2006	Change
Summary of Operations:
Interest Income	$4,413	$3,840	14.92%
Interest Expense	1,118	643	73.87%
Net Interest Income	3,295	3,197	3.07%
Provision for Loan Loss	—	60	—

Net Interest Income After Provision for Loan Losses	3,295	3,137	5.04%
Noninterest Income	292	257	13.62%
Noninterest Expense	2,248	2,087	7.71%

Income Before Income Taxes	1,339	1,307	2.45%
Income Taxes	521	515	1.17%

Net Income	$818	$792	3.28%

Cash Dividends Paid	$386	$382	1.05%

Per Share Data:
Net Income - Basic	$0.42	$0.42	0.00%
Net Income - Diluted	$0.40	$0.39	2.56%
Dividends	$0.200	$0.200	0.00%
Book Value	$10.10	$8.55	18.13%

Common Outstanding Shares:	1,932,724	1,909,837	1.20%

Statement of Financial Condition Summary:
Total Assets	$246,181	$232,998	5.66%
Total Deposits	217,591	213,064	2.12%
Total Net Loans	160,405	163,112	-1.66%
Allowance for Loan Losses	1,731	1,554	11.39%
Total Shareholders' Equity	19,528	16,322	19.64%

Selected Ratios:
Return on Average Assets	1.35%	1.39%	-2.69%
Return on Average Equity	16.79%	19.40%	-13.45%
Net interest margin	6.14%	6.35%	-3.31%
Average Loans as a Percentage of Average Deposits	78.50%	77.91%	0.75%
Allowance for Loan Losses to Total Loans	1.06%	0.94%	13.19%
Tier I Capital to Average Assets - "Bank Only"	9.42%	7.37%	27.82%
Tier I Capital to Risk-Weighted Assets - "Bank Only"	12.00%	8.95%	34.08%
Total Capital to Risk-Weighted Assets - "Bank Only"	13.78%	10.87%	26.77%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROAE.  Our net income increased 3.3%, to $818 thousand for the quarter ended March 31, 2007 from $792 thousand for the same period in 2006.  The Company is asset sensitive, which means when interest rates rise, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits.  In a rising interest rate environment, this has a very positive effect on net interest margin.  Such was the case the first quarter of 2006.  In the first quarter of 2007 the deposits were still repricing from rate changes that affected the variable rate loan portfolio in 2006.  This caused the Company’s net interest margin to decrease from 6.35% to 6.14% when comparing March 31, 2006 to March 31, 2007.  Net interest income was $3.3 million at March 31, 2007 compared to $3.2 million at March 31, 2006, or $0.1 million greater due to overall loan volume.  Basic and diluted earnings per share for the quarter ended March 31, 2007 were $0.42, and $0.40, which compares to $0.42 and $0.39 for the quarter ended March 31, 2006.  ROAE for the quarter ending March 31, 2007, decreased to 16.79% compared to 19.40% for the same period in 2006.

Return on Average Assets.  Our return on average assets, or ROAA, is a measure we use to compare our performance with other bank’s and bank holding companies.  ROAA for the quarter ended March 31, 2007 was 1.35% compared to 1.39% for the same period in 2006.

Asset Quality.  For all banks’s and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of nonperforming loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans.  These measures are key elements in estimating the future earnings of a company.  There were two nonperforming loans totaling $97 thousand as of March 31, 2007, compared to one loan totaling $550 thousand at December 31, 2006 and $500 thousand at March 31, 2006.  Nonperforming loans as a percentage of total loans decreased to 0.00% as of March 31, 2007, compared to 0.32% at December 31, 2006 and 0.30% as of March 31, 2006.  Net charge-offs to average loans were 0.00% for the three months ended March 31, 2007, compared to 0.03% as of December 31, 2006 and 0.00% as of March 31, 2006.  Allowance for loan losses increased 11.39% to $1.73 Million when comparing March 31, 2007 to March 31, 2006.

Asset Growth.  As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS.  The majority of our assets are loans, and the majority of our liabilities are deposits; therefore the ability to generate loans and deposits are fundamental to our asset growth.  Total assets increased 2.3% to $246.2 million as of March 31, 2007 from $240.7 million as of December 31, 2006 and $233.0 million as of March 31, 2006.  Total deposits increased to $217.6 million as of March 31, 2007 compared to $212.9 million as of December 31, 2006 and $213.1 million as of March 31, 2006.  Deposit growth has slowed during 2007 due to the intense competition for deposits, coupled with our commercial customers putting their idle cash back to work and expanding their businesses. Gross loans decreased to $162.8 million as of March 31, 2007 compared to $172.0 million as of December 31, 2006 and $165.4 million as of March 31, 2006.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio increased to 62.7% for the first three months of 2007 compared to 60.4% for the same period in 2006, due to decreases in the bank’s net interest margin, and increase in noninterest expense.  Net interest income before provision increased 3.1% to $3.3 million for the three months ended March 31, 2007, while operating expenses increased 7.7% to $2.2 million.

Economic Conditions

 Current economic data, including financial data and earnings reports of other community banks located on California’s Central Coast suggests that the local economy is stable.  Based on local economic indicators, management believes the local economy will continue to remain stable during the remainder of 2007.  Competition for deposits continues to be very strong both from traditional sources as well as alternative investments such as mutual funds, money market funds, and the stock market.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months ended March 31, 2007 compared with the three months ended March 31, 2006.

RESULTS OF OPERATIONS

Net Income

Net income of $818,000 for the three months ended March 31, 2007, reflects a $26 thousand or 3.3% increase over the like period in 2006.  While the Company’s net interest margin decreased net interest income increased primarily due to loan volume.

Net Interest Income

Net interest income is the Company’s largest source of operating income and is derived from interest and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities.  The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities.  The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods.

The following table presents for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities.

AVERAGE BALANCE SHEET INFORMATION

	For the three months ending March 31,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Loans	$167,786	$3,876	9.24%	$159,780	$3,463	8.67%
Investment securities	41,352	469	4.54%	40,943	369	3.61%
Federal funds sold	5,378	68	5.06%	700	8	4.57%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	214,516	4,413	8.23%	201,423	3,840	7.63%
Other assets	29,467			28,374
Less allowance for loan losses	(1,700)			(1,518)
Total average assets	$242,283			$228,279

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,408	$12	0.36%	$15,512	$10	0.26%
Money Market	22,749	131	2.30%	27,996	114	1.63%
Savings	27,405	77	1.12%	28,621	36	0.50%
Time certificates of deposit	66,744	757	4.54%	45,610	399	3.50%
Total average interest-bearing deposits	130,306	977	3.00%	117,739	559	1.90%

Short-term borrowings	303	4	5.28%	—	—	0.00%
Long-term borrowings	7,155	137	7.66%	5,611	84	5.99%
Total interest-bearing liabilities	137,764	1,118	3.25%	123,350	643	2.09%

Demand deposits	83,442			87,343
Other liabilities	1,584			1,252
Shareholders’ equity	19,493			16,334
Total average liabilities and shareholders’ equity	$242,283			$228,279
Net interest income		$3,295			$3,197
Net interest margin			6.14%			6.35%

Net interest income increased 3.1%, for the quarter ended March 31, 2007 as compared to the same period in 2006, as improved yields on earning assets, outweighed the effect of a higher cost of funds.  The yield on interest-earning assets increased to 8.23% for the current quarter, as compared to 8.08% in the immediately preceding quarter and 7.63% a year ago.  The cost of total interest-bearing liabilities increased to 3.25% for the current quarter, as compared to 2.76% in the immediately preceding quarter and 2.09% a year ago.

Net interest margin for the three months ended March 31, 2007 was 6.14% compared to 6.35% for the three months ended March 31, 2006.  This represents a decrease of 21 basis points or 3.3%.  The decrease was caused by deposits that were repricing in the first quarter of 2007 from increases in the prime rate that occurred in 2006.  The table below indicates an increase in the fed fund portfolio from 0.35% of average earning assets as of March 31, 2006 to 2.51% as of March 31, 2007.  The table also indicates a decrease in the loan portfolio from 79.33% of average earning assets to 78.22% and a decrease in investment portfolio from 20.33% to 19.28% when comparing March 31, 2007 to March 31, 2006:

	(dollars in thousands)
		Percent of		Percent of
	March	Earning	March	Earning
	2007	Assets	2006	Assets
Federal Funds Sold	$5,378	2.51%	$700	0.35%
Loans	167,786	78.22%	159,780	79.33%
Investments	41,352	19.28%	40,943	20.33%
Total Average Earning Assets	$214,516	100.00%	$201,423	100.00%

For the three months ended March 31, 2007, the average prime rate was 8.25%, the average Fed Fund rate was 5.06%, and the yield on the investment portfolio averaged 4.54%.  During the three months ended March 31, 2006 the average prime rate was 7.42%, the average Fed Fund rate was 4.57%, and the Bank’s investment portfolio posted an average yield of 3.61%.  This increase was primarily due to the 50 basis point increase in the prime lending rate from March 31, 2006 to March 31, 2007.

Deposit interest expense for the three months ended March 31, 2007 totaled $977,000, which reflects an increase of $418,000 or 75% over the like period in 2006.  The increase in deposit interest expense was due to an increase in interest bearing deposits coupled with rising interest rates.  The schedule shown below indicates that interest bearing savings and time deposits increased $18.1 million or 22.8% from March of 2006 to March of 2007.  During the same period, noninterest bearing deposits decreased $7.9 million or 8.8%.

	(dollars in thousands)
	March	March	Dollar	Percent
	2007	2006	Variance	Variance
Noninterest bearing deposits	$82,015	$89,931	$(7,916)	-8.80%
Interest bearing demand deposits	38,217	43,831	(5,614)	-12.81%
Interest bearing savings and time	97,359	79,302	18,057	22.77%
Total Deposits	$217,591	$213,064	$4,527	2.12%

The average deposit cost of funds for the three months ended March 31, 2007 increased 110 basis points from 1.90% in March of 2006 to 3.00% in March of 2007.  The Company anticipates a small increase in its deposit cost of funds during the balance of this year, as this trend will likely continue.

Noninterest Income

Noninterest income for the three months ended March 31, 2007 was $292,000 compared to $257,000 for the same period in 2006.  That represents an increase of $35,000 or 13.6%, which is partially due to a recovery of legal fees on a previously charged off loan and other items.

Service charges on deposit accounts for the three months ended March 31, 2007 totaled $141,000, which represents a decrease of $5,000 or 3.4% over the same period in 2006.  The decrease in services charges was primarily due to a reduction in NSF fees collected.

Other noninterest income for the three months ended March 31, 2007 was $151,000 compared to $111,000 for the same period in 2006.  That represents an increase of $40,000 or 36.0%.  The increase is primarily due to a recovery of legal fees and costs on a previously charged off loan.

Operating Expenses

Salary and employee benefits for the three months ended March 31, 2007 totaled $1,314,000, which reflects an increase of $144,000 or 12.3% over the like period in 2006.  This increase is attributed to normal staff related increases, coupled with a 7.4% increase in group health insurance and a $11,000 shared-based payment, which is part of a new requirement effective January of 2006 under SFAS 123(R), “Share-Based Payment”.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Occupancy expense for the three months ended March 31, 2007 totaled $158,000, which reflects a decrease of $2,000 or 1.0% over the same period in 2006.  This was primarily due to a decrease in real estate taxes paid.

Equipment expense for the three months ended March 31, 2007 totaled $170,000, which reflects an increase of $6,000 or 3.7% over the same period in 2006.  This was primarily due to an increase in depreciation and maintenance expense due to the purchase of the Bank’s new item processing and imaging equipment coupled with an upgrade to the teller workstations and platform system to enhance customer service.

Professional services for the three months ended March 31, 2007 totaled $117,000, which reflects a decrease of $1,000 or 1.0% over the same period in 2006.  This was primarily due to a decrease in legal fees.

Data processing expense for the three months ended March 31, 2007 totaled $122,000, which reflects an increase of $8,000 or 7.0% from the same period in 2006.  This was primarily due to a 5.4% increase in contracted fees for disaster recovery services, coupled with the continued growth of the Bank.

Office related expense for the three months ended March 31, 2007 totaled $88,000, which reflects a decrease of $12,000 or 12.0% over the same period in 2006.  This was primarily due to improved control of office supplies.

Marketing related expense for the three months ended March 31, 2007 totaled $93,000 which reflects an increase of $10,000 or 12.0% over the same period in 2007.  This was primarily due to an enhanced newspaper and television advertising campaign.

Director expense for the three months ended March 31, 2007 totaled $78,000, which reflects an increase of $18,000 or 30.0% over the like period in 2006.  The primary reason for this was $19,000 recognized as stock option expense under SFAS 123(R).

Other expense for the three months ended March 31, 2007 totaled $95,000, which reflects a decrease of $6,000 or 5.9% over the same period in 2006.  This decrease represents a reduction in FDIC assessments and operating losses.

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

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	March	December	March
	2007	2006	2006
Charge offs	$—	$83	$—
Recoveries	76	27	24
OREO	—	—	—
Nonaccrual Loans	97	—	500
Accruing loans over 90 days past due	—	550	—
Allowance for Loan Loss	1,731	1,654	1,554
Period-end Gross Loans	162,817	172,075	165,450

	March	December	March
Ratio comparison to Period-end Gross Loans to	2007	2006	2006
Charge offs	0.00%	0.05%	0.00%
Recoveries	0.05%	0.02%	0.01%
OREO	0.00%	0.00%	0.00%
Nonaccrual Loans	0.06%	0.00%	0.30%
Accruing loans over 90 days past due	0.00%	3.20%	0.00%
Allowance for Loan Loss	1.06%	0.96%	0.94%

Allowance for Loan Losses

The Bank made no addition to its allowance for loan losses during the three month period ending March 31, 2007, due in part to the loan recovery made in the quarter, which was applied to the loan loss reserve.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at March 31, 2007 is adequate.  The allowance on that date was 1.06% of total loans, compared to 0.96% at December 31, 2006 and 0.94% at March 31, 2006.

Nonaccrual Loans

The Bank had two nonaccrual loans totaling $97,000 as of March 31, 2007, compared to one nonaccrual loan totaling $500,000 at March 31, 2006.  One nonaccrual loan as of March 31, 2007 totaling $89,000 has a 50% SBA guarantee and is secured by a deed of trust on the borrower’s personal residence.

OREO

The Bank currently has no OREO property on its books.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,155,000 in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3,000,000 to the Bank.  The Company paid $88,000 in interest expense during the three month period ending March 31, 2007.

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

The $2.0 million in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.5%.  The initial rate for the notes was 5.5%.  The rate as of March 31, 2007, was 9.75%.  Principal shall be repaid quarterly starting in year 2008.  The notes will mature in June 2011.

Capital

Total shareholders’ equity at March 31, 2007 totaled $19,528,000 compared to $19,137,000 at December 31, 2006, for an increase of $391,000 or 2.0%.  This increase is due to an increase in net income of $818,000, an increase in the market value of the investment portfolio of $21,000, a $33,000 increase in capital stock due to the exercise of stock options, an increase of $30,000 for stock based compensation (pursuant to SFAS 123R), a decrease of $125,000 for the repurchase of common stock, and a decrease of $386,000 for the payment of cash dividends that were paid to shareholders of record as of March 31, 2007.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	March	Dec.
	“Well-Capitalized”	Minimum Ratio	2007	2006
Tier I Capital (to Average Assets)	5.00%	4.00%	9.42%	9.11%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	12.00%	11.43%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	13.78%	13.13%

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two federal fund lines totaling $5.9 million and two credit lines with FHLB totaling $52.3 million.  There were no advances against these lines as of March 31, 2007.  Liquidity is considered sufficient to meet our current needs.

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

The asset liability reports as of March 31, 2007 indicate that the Bank has an actual dollar risk exposure of $780,000 if interest rates fall 100 basis points.  This represents a 5.8% risk to interest income.  The Equity to Asset ratio is 17.00% at zero basis points and 15.89% at a negative 100 basis points.

	Interest Income and Expense Under Rate Shock
	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$(1,606)	$(780)	$0	$726	$1,430
Percent of Risk	-11.9%	-5.8%	0.0%	5.4%	10.6%

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

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received.  For a fuller discussion of these financial instruments, refer to Note M of the Bank’s financial statements contained in Item 7 of Part II of the Bank’s Form 10-KSB for the year ended December 31, 2006.

Critical Accounting Policies

This discussion should be read in conjunction with the unaudited consolidated financial statements of the Company, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements, including the note’s thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Bank’s Form 10-KSB for the year ended December 31, 2006.

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

Deferred Compensation Liabilities

Management estimates the life expectancy of the participants and the accrual methods used to accrue compensation expense.  If individuals or their beneficiaries outlive their assumed expectancies the amounts accrued for the payment of their benefits will be inadequate and additional charges to income will be required.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II  - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (c) Stock Repurchases

On October 28, 2006, the Board authorized the repurchase of up $1,000,000 worth of the Company’s common stock.  This authorization does not have an expiration date.  There were 4,300 shares of the Company’s common stock repurchased in the first quarter of 2007 at an average price of $28.85 per share.  All of these shares were purchased in open market transactions.  As of March 31, 2007, the Company is continuing the program and can repurchase up to $876,125 worth of additional shares under the October 2006 authorization.  The chart below shows the number of shares purchased and average price paid per share on a month-to-month basis for the first quarter of 2007.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan
January 1 - 31, 2007	0	$0.00	0	$1,000,000

February 1 - 28, 2007	3,800	28.91	3,800	890,125

March 1 - 31, 2007	500	28.40	500	876,125

Total	4,300	$28.85	4,300	$876,125

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Bank held its Annual Meeting of Shareholders on March 21, 2007.  The following matter was presented and voted on at the meeting:

1.     Election of Directors.  The following, all of which were the incumbent directors of the Bank, were elected to serve until the next annual meeting of shareholders.  The directors elected were:

	Votes	Votes
	For	Withheld
Khatchik H. Achadjian	1,751,547	1,784
Stanley R Cherry	1,751,111	2,220
Jerry W. DeCou III	1,753,331	—
Douglas C. Filipponi	1,753,331	—
Jean Hawkins	1,753,331	—
Paul G. Moerman	1,753,331	—
Larry H. Putnam	1,751,531	1,800
D. Jack Stinchfield	1,751,231	2,100

ITEM 6.  Exhibits

10.70	Sixth amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and Larry H. Putnam dated April 12, 2007

10.71	Forth amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen dated April 12, 2007

10.72	First amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and William F. Filippin dated April 12, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA LUCIA BANCORP

Date: May 11, 2007	/s/ Larry H. Putnam
Larry H. Putnam
President and Chief Executive Officer

Date: May 11, 2007	/s/ John C. Hansen
John C. Hansen
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Sequential
Number	Description

10.70	Sixth amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and Larry H. Putnam dated April 12, 2007

10.71	Forth amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen dated April 12, 2007

10.72	First amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and William F. Filippin dated April 12, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002