Form 10QSB
period 2007-06-30
Santa Lucia Bancorp
filed 2007-08-10
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For transition period to

Commission File Number: 000-51901

Santa Lucia Bancorp

(Exact name of small business issuer as specified in its charter)

California	35-2267934
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of August 7, 2007: 1,937,223

Transitional Small Business Disclosure Format (Check one) Yes ☐ No  ☒

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp
Consolidated Balance Sheets

(in thousands)

	30-Jun-07	31-Dec-06
	(unaudited)
Assets
Cash and due from banks	$12,247	$10,140
Federal funds sold	3,800	—
Total cash and cash equivalents	16,047	10,140

Securities available for sale	48,825	42,778
Loans, net	158,452	169,680
Premises and equipment, net	9,003	9,258
Cash surrender value of life insurance	4,912	3,336
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,426	1,398
Accrued interest and other assets	3,688	4,148
Total Assets	$242,353	$240,738

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$79,432	$86,252
Interest-bearing demand - NOW	13,782	12,969
Money Market	25,071	20,466
Savings	25,891	27,384
Time certificates of deposit of $100,000 or more	41,067	37,226
Other time certificates	28,472	28,691
Total Deposits	213,715	212,988
Short-term borrowings	—	—
Long-term debt	7,155	7,155
Accrued interest and other liabilities	1,591	1,458
Total Liabilities	222,461	221,601
Commitments and contingencies	—	—
Shareholders’ Equity
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,936,294 shares at June 30, 2007 and 1,928,097 shares at December 31, 2006	9,788	9,567
Additional Paid-in Capital	276	216
Retained earnings	10,303	9,625
Accumulated other comprehensive income-net unrealized losses on available-for-sale securities, net of taxes	(475)	(271)
Total Shareholders’ Equity	19,892	19,137
Total Liabilities and Shareholders’ Equity	$242,353	$240,738

(see accompanying notes)

Santa Lucia Bancorp
Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending		For the six month period ending
	30-Jun-07	30-Jun-06	30-Jun-07	30-Jun-06
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$3,745	$3,734	$7,621	$7,197
Federal funds sold	78	36	146	44
Investment securities	538	368	1,007	737
	4,361	4,138	8,774	7,978
Interest expense
Interest-bearing demand deposits	12	10	24	20
Money Market	142	152	273	266
Savings	71	51	147	87
Time certificates of deposit	790	533	1,548	932
Short-term borrowings	4	—	8	40
Long-term debt	137	106	274	150
	1,156	852	2,274	1,495

Net interest income	3,205	3,286	6,500	6,483

Provision for credit losses	—	60	—	120
Net interest income after provision for loan losses	3,205	3,226	6,500	6,363
Noninterest income
Service charges and fees	149	160	290	306
Gain on sale of investment securities	—	—	—	—
Other income	105	102	256	213
	254	262	546	519
Noninterest expense
Salaries and employee benefits	1,285	1,162	2,599	2,332
Occupancy	152	158	310	318
Equipment	163	169	333	333
Professional services	95	155	212	273
Data processing	128	123	250	237
Office related expenses	79	89	167	189
Marketing	99	112	192	195
Regulatory assessments	18	13	31	30
Directors’ fees and expenses	86	59	164	119
Other	94	94	189	195
	2,199	2,134	4,447	4,221
Earnings before income taxes	1,260	1,354	2,599	2,661

Income taxes	486	540	1,007	1,055

Net Earnings	$774	$814	$1,592	$1,606

Per Share Data
Net earnings - basic	$0.40	$0.43	$0.82	$0.84
Net Earnings - diluted	$0.38	$0.40	$0.78	$0.80

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the six month period ended)
	30-Jun-07	30-Jun-06
Cash flows from operating activities:
Net earnings	$1,592	$1,606
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	328	330
Provision for loan losses	—	120
Loss (gain) on sale of investment securities	—	—
Stock-based compensation expense	60	19
Other items, net	(885)	(227)
Net cash provided by operating activities	1,095	1,848

Cash flows from investing activities:
Proceeds from maturities of investment securities	4,977	7,143
Proceeds from sale of investment securities	—	—
Purchases of investment securities	(11,356)	(2,301)
Net change in loans	11,229	(17,383)
Purchases of bank premises and equipment	(72)	(333)
Net cash used in investing activities	4,778	(12,874)

Cash flows from financing activities:
Net change in deposits	727	4,829
Proceeds and tax benefit from exercise of stock options	100	99
Net change in borrowings	—	(500)
Stock Repurchase	(407)	—
Cash dividends paid	(386)	(382)
Net cash provided by financing activities	34	4,046

Net increase (decrease) in cash and cash equivalents	5,907	(6,980)

Cash and cash equivalents at beginning of year	10,140	20,293
Cash and cash equivalents at end of year	$16,047	$13,313

Supplemental disclosure of cash flow information:
Interest paid	$1,821	$1,411
Income taxes paid	$3,260	$1,000

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

	For the period ending December 31, 2006
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2006	1,899,543	$9,299			$7,052	$(485)	$15,866
Cash Dividends					(767)
Exercise of Stock Options	28,554	268	153		(48)
Stock-based compensation expense			63
Comprehensive Income:
Net earnings for the year				$3,388	3,388
Change in unrealized gain (loss) on available-for-sale securities, net of tax				214		214
Total Comprehensive Income				$3,602
Balance at December 31, 2006	1,928,097	$9,567	$216		$9,625	$(271)	$19,137

	For the six month period ending June 30, 2007
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2007	1,928,097	$9,567	$216		$9,625	$(271)	$19,137
Cash Dividends					(386)
Exercise of Stock Options	22,997	221			(121)
Repurchase and retirement of stock	(14,800)				(407)
Stock-based compensation expense			60
Comprehensive Income:
Net earnings for the year				$1,592	1,592
Change in unrealized gain (loss) on
available-for-sale securities, net of tax				(204)		(204)
Total Comprehensive Income				$1,388
Balance at June 30, 2007	1,936,294	$9,788	$276		$10,303	$(475)	$19,892

(see accompanying notes)

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended June 30, 2007, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of June 30, 2007 and December 31, 2006 is as follows:

	(in thousands)
	30-Jun-07	31-Dec-06

Real estate - construction	$48,819	$55,307
Real estate - other	74,735	78,757
Commercial	36,045	36,407
Consumer	1,238	1,604
Gross Loans	160,837	172,075

Deferred loan fees	(661)	(741)
Allowance for loan losses	(1,724)	(1,654)
Net Loans	$158,452	$169,680

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

The Bank’s Allowance for loan losses as a percentage of total loans was 1.07% as of June 30, 2007 and 0.96% as of December 31, 2006.  Management believes that the Allowance for loan losses at June 30, 2007 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk.  As of June 30, 2007, real estate served as the principal source of collateral with respect to approximately 76.8% of our loan portfolio, of which, 40.5% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 64.7% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The Bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects.  The Bank originates loans on a limited number of large projects and 42.2% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of June 30, 2007 and 2006 amounts to approximately $51,932,000 and $49,880,000 respectively, of which approximately $4,419,000 and $3,031,000 are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending 30-Jun-07		Six Months Ending 30-Jun-07
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$774		$1,592
Average shares outstanding		1,933,694		1,931,612
Used in Basic EPS	774	1,933,694	1,592	1,931,612
Dilutive effect of outstanding stock options		89,189		96,529
Used in Diluted EPS	$774	2,022,883	$1,592	2,028,141

	Three Months Ending 30-Jun-06		Six Months Ending 30-Jun-06
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$814		$1,606
Average shares outstanding		1,912,568		1,908,213
Used in Basic EPS	814	1,912,568	1,606	1,908,213
Dilutive effect of outstanding stock options		108,831		107,266
Used in Diluted EPS	$814	2,021,399	$1,606	2,015,479

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2007.  This analysis should be read in conjunction with the Company’s 2006 Annual Report as filed on Form 10-KSB and with the unaudited financial statements and notes as set forth in this report.  The Company was formed in January 2006 for the purpose of becoming the holding company for the Bank, which reorganization was effective April 3, 2006.  The following discussion, and the interim financial statements presented in this quarterly report, assume the reorganization was effective March 31, 2006.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-QSB (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, and other factors referenced in the Company’s 2006 Annual Report as filed on form 10-KSB, including in “Item 1. Business - Factors That May Affect Future Results of Operations.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Company reported flat earnings for the six month period ending June 30, 2007.  Net income for the three months ended June 30, 2007 decreased 4.9% to $774,000 compared to $814,000 for the comparable period in 2006.  Net income for the six months ended June 30, 2007 decreased 0.9% to $1,592,000 compared to $1,606,000 for the comparable period in 2006.  Diluted earnings per share for the three months ended June 30, 2007 decreased $0.02 to $0.38 from $0.40 for the same three month period in 2006 and decreased $0.02 from $0.80 to $0.78 for the six months ended June 30, 2007 compared to the same period in 2006.  The Company is asset sensitive, which means when interest rates rise, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits.  A rising interest rate environment has a very positive effect on the Bank’s net interest margin.  Such was the case the first two quarters of 2006.  In the first six months of 2007, deposits were still repricing from rate changes that affected the variable rate loan portfolio in 2006, however loan rates remained relatively steady during the first six months of 2007.  The rise in the cost of deposits caused the Company’s net interest margin to decrease from 6.30% to 6.07% when comparing the six months ended June 30, 2006 to June 30, 2007.  Net interest income increased 0.26% from $6,483,000 at June 30, 2006 to $6,500,000 at June 30, 2007.

Noninterest income for the three months ended June 30, 2007 decreased 3.1% to $254 thousand compared to $262 thousand for the comparable period in 2006.  Noninterest income for the six months ended June 30, 2007 increased 5.2% to $546 thousand compared to $519 thousand for the comparable period in 2006.  The increase is partially due to the recovery of legal fees and costs on a previously charged off loan.

Noninterest expense for the three months ended June 30, 2007 increased by 3.1% or $65,000 to $2,199,000 compared $2,134,000 for the comparable period in 2006.  Noninterest expense for the six months ended June 30, 2007 increased by 5.4% or $266,000 to $4,447,000 compared to $4,221,000 for the comparable period in 2006.  The increase in noninterest expense was primarily attributed to increases in salary and employee benefits.

Net loans decreased $11.2 million or 6.6% during the six months ending June 30, 2007 compared to an increase of $17.3 million or 11.3% during the same period in 2006.  Real estate loans decreased $10.5 million and commercial loans decreased $362 thousand during the first six months of 2007.  The decrease in real estate loans is attributed to heavier than normal payoffs, a slowdown in the local real estate industry and consequently a reduction in our construction loan business.

Deposits increased $727 thousand or 0.3% during the first six months of 2007 compared to an increase of $4.8 million or 2.3% during the same period in 2006.  Non-interest bearing demand deposits decreased $6.8 million during the six month period ending June 30, 2007 compared to an increase of $4.6 million during the six month period ending June 30, 2006.  Interest bearing deposits increased $7.5 million during the six month period ending June 30, 2007.  During the six month period ending June 30, 2007, Money Market deposits increased $4.6 million and Time Certificates of Deposits over $100,000 increased $3.8 million.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2007	2006	Change	2007	2006	Change
Summary of Operations:
Interest Income	$4,361	$4,138	5.39%	$8,774	$7,978	9.98%
Interest Expense	1,156	852	35.68%	2,274	1,495	52.11%
Net Interest Income	3,205	3,286	-2.47%	6,500	6,483	0.26%
Provision for Loa1n Loss	—	60	-100.00%	—	120	-100.00%

Net Interest Income After Provision for Loan Losses	3,205	3,226	-0.65%	6,500	6,363	2.15%
Noninterest Income	254	262	-3.05%	546	519	5.20%
Noninterest Expense	2,199	2,134	3.05%	4,447	4,221	5.35%

Income Before Income Taxes	1,260	1,354	-6.94%	2,599	2,661	-2.33%
Income Taxes	486	540	-10.00%	1,007	1,055	-4.55%

Net Income	$774	$814	-4.91%	$1,592	$1,606	-0.87%

Cash Dividends Paid	$386	$382	1.05%	$385	$382	0.79%

Per Share Data:
Earnings Per Share - Basic	$0.40	$0.43	-6.98%	$0.82	$0.84	-2.38%
Earnings Per Share - Diluted	$0.38	$0.40	-5.00%	$0.78	$0.80	-2.50%
Dividends	$0.200	$0.200	0.00%	$0.200	$0.200	0.00%
Book Value	$10.27	$8.95	14.75%	$10.27	$8.95	14.75%

Common Outstanding Shares:	1,936,294	1,915,397	1.09%	1,936,294	1,915,397	1.09%

Statement of Financial Condition Summary:
Total Assets				$242,353	$237,401	2.09%
Total Deposits				213,715	211,708	0.95%
Total Net Loans				158,452	169,826	-6.70%
Allowance for Loan Losses				1,724	1,615	6.75%
Total Shareholders' Equity				19,892	17,136	16.08%

Selected Ratios:
Return on Average Assets	1.28%	1.37%	-6.31%	1.32%	1.38%	-4.55%
Return on Average Equity	15.63%	19.31%	-19.04%	16.21%	19.36%	-16.30%
Net interest margin	6.00%	6.26%	-4.15%	6.07%	6.30%	-3.65%
Average Loans as a Percentage of Average Deposits .	75.56%	78.61%	-3.88%	77.03%	78.20%	-1.50%
Allowance for Loan Losses to Total Loans	1.07%	0.94%	13.35%	1.07%	0.94%	13.83%
Tier I Capital to Average Assets - "Bank Only"				9.77%	8.72%	12.04%
Tier I Capital to Risk-Weighted Assets - "Bank Only"				12.33%	10.69%	15.34%
Total Capital to Risk-Weighted Assets - "Bank Only"				14.10%	12.58%	12.08%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROAE.  Our net income decreased 4.9%, to $744 thousand for the three month period ending June 30, 2007 from $814 thousand for the same period in 2006.  Net income decreased 0.9%, to $1,592,000 for the six months ended June 30, 2007 from $1,606,000 for the same period in 2006.  The Company is asset sensitive, which means when interest rates rise, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits.  A rising interest rate environment has a very positive effect on net interest margin.  Such was the case the first two quarters of 2006.  During the first two quarters of 2007 deposits were still repricing from rate changes that affected the variable rate loan portfolio in 2006, however loan rates remained relatively steady during the first six months of 2007.  This caused the Company’s net interest margin to decrease from 6.30% to 6.07% when comparing June 30, 2006 to the six months ended June 30, 2007.  Net interest income was $6,500,000 for the six months ended June 30, 2007 compared to $6,483,000 for the same period in 2006.  Basic and diluted earnings per share for the quarter ended June 30, 2007 were $0.40 and $0.38, which compares to $0.43 and $0.40 for the quarter ended June 30, 2006.  Basic and diluted earnings per share for the six months ended June 30, 2007 were $0.82 and $0.78, which compares to $0.84 and $0.80 for the quarter ended June 30, 2006.  ROAE for the quarter ending June 30, 2007, decreased to 15.63% compared to 19.31% for the same period in 2006.  ROAE for the six months ending June 30, 2007, decreased to 16.21% compared to 19.36% for the same period in 2006.

Return on Average Assets.  Our return on average assets, or ROAA, is a measure we use to compare our performance with other bank’s and bank holding companies.  ROAA for the quarter ended June 30, 2007 was 1.28% compared to 1.37% for the same period in 2006.  ROAA for the six months ended June 30, 2007 was 1.32% compared to 1.38% for the same period in 2006.

 Asset Quality.  For all banks’s and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of nonperforming loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans.  These measures are key elements in estimating the future earnings of a company.  There was one nonperforming loan totaling $89 thousand as of June 30, 2007, compared to one loan totaling $550 thousand at December 31, 2006 and $500 thousand at June 30, 2006.  Nonperforming loans as a percentage of total loans decreased to 0.06% as of June 30, 2007, compared to 0.32% at December 31, 2006 and 0.29% as of June 30, 2006.  Charge-offs to average loans were 0.00% for the six months ended June 30, 2007, compared to 0.05% as of December 31, 2006 and 0.00% as of June 30, 2006.  Allowance for loan losses increased 0.68% to $1.7 million when comparing June 30, 2006 to June 30, 2007.  The allowance increased to 1.07% of total loans while no provision was made due to the reduction in loans during the period.

Asset Growth.  As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS.  The majority of our assets are loans, and the majority of our liabilities are deposits; therefore the ability to generate loans and deposits are fundamental to our asset growth.  Total assets increased 0.7% to $242.3 million as of June 30, 2007 from $240.7 million as of December 31, 2006 and $237.4 million as of June 30, 2006.  Total deposits increased to $213.7 million as of June 30, 2007 compared to $212.9 million as of December 31, 2006 and $211.7 million as of June 30, 2006.  Deposit growth has slowed during 2007 due to the intense competition for deposits, as well as alternative investments such as mutual funds, money market funds, and the stock market.  Gross loans decreased to $160.8 million as of June 30, 2007 compared to $172.1 million as of December 31, 2006 and $172.2 million as of June 30, 2006.  The decline in loans is primarily due to a slow down in the real estate construction industry throughout our trade area.  The investment portfolio increased 14.1% or $6.0 million over the past six months from $42.8 million as of December 31, 2006 to $48.8 million as of June 30, 2007.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio increased to 63.1% for the first six months of 2007 compared to 60.3% for the same period in 2006, due to decreases in the bank’s net interest margin, and the increase in noninterest expense.  Net interest income before provision increased 0.3% to $6.5 million for the six months ended June 30, 2007, while operating expenses increased 5.4% to $4.4 million.

Economic Conditions

 Current economic data, including financial data and earnings reports of other community banks located on California’s Central Coast suggests that the local economy is stable with a slowdown in the real estate market.  Based on local economic indicators, management believes the local economy will continue to remain stable during the remainder of 2007.  Competition for deposits continues to be very strong both from traditional sources as well as alternative investments such as mutual funds, money market funds, and the stock market.  The Bank has also experienced a decline in the loan portfolio due to a slow down in the real estate construction area.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months and six months ended June 30, 2007 compared with the three and six months ended June 30, 2006.

RESULTS OF OPERATIONS

Net Income

Net income of $774,000 for the three months ended June 30, 2007, reflects a $40,000 or 4.9% decrease over the like period in 2006.  Net income of $1,592,000 for the six months ended June 30, 2007, reflects a $14,000 or 0.9% decrease over the like period in 2006.  The decrease in net income is a direct result of the decrease in loan volume due to a reduction in the Bank’s construction loan business and increases in our cost of funds.

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

AVERAGE BALANCE SHEET INFORMATION

	For the three months ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$160,346	$3,745	9.34%	$167,771	$3,734	8.90%
Investment securities	46,952	538	4.58%	39,373	368	3.74%
Federal funds sold	6,228	78	5.01%	2,929	36	4.92%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	213,526	4,361	8.17%	210,073	4,138	7.88%
Other assets	29,399			28,812
Less allowance for loan losses	(1,731)			(1,585)
Total average assets	$241,194			$237,300

Liabilities and Shareholders' Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,376	$12	0.36%	$15,521	$10	0.26%
Money Market	24,646	142	2.30%	26,482	152	2.30%
Savings	26,024	71	1.09%	28,021	51	0.73%
Time certificates of deposits	67,952	790	4.65%	53,031	533	4.02%
Total average interest-bearing deposits	131,998	1,015	3.08%	123,055	746	2.42%

Short-term borrowings	293	4	5.46%	22	—	0.00%
Long-term debt	7,155	137	7.66%	5,551	106	7.64%
Total interest-bearing liabilities	139,446	1,156	3.32%	128,628	852	2.65%

Demand deposits	80,205			90,366
Other liabilities	1,740			1,447
Shareholders’ equity	19,803			16,859
Total average liabilities and shareholders’ equity	$241,194			$237,300
Net interest income		$3,205			$3,286
Net interest margin			6.00%			6.26%

AVERAGE BALANCE SHEET INFORMATION

	For the six months ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$164,046	$7,621	9.29%	$163,798	$7,197	8.79%
Investment securities	44,167	1,007	4.56%	40,154	737	3.67%
Federal funds sold	5,805	146	5.03%	1,821	44	4.83%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets.	214,018	8,774	8.20%	205,773	7,978	7.75%
Other assets	29,432			28,778
Less allowance for loan losses	(1,716)			(1,552)
Total average assets	$241,734			$232,999

Liabilities and Shareholders' Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,393	$24	0.36%	$15,516	$20	0.26%
Money Market	23,703	273	2.30%	27,241	266	1.95%
Savings	26,710	147	1.10%	28,318	87	0.61%
Time certificates of deposit	67,350	1,548	4.60%	49,342	932	3.78%
Total average interest-bearing deposits	131,156	1,992	3.04%	120,417	1,305	2.17%

Short-term borrowings	298	8	5.37%	1,807	40	4.43%
Long-term debt	7,155	274	7.66%	3,776	150	7.94%
Total interest-bearing liabilities	138,609	2,274	3.28%	126,000	1,495	2.37%

Demand deposits	81,815			89,044
Other liabilities	1,662			1,368
Shareholders' equity	19,648			16,587
Total average liabilities and shareholders' equity	$241,734			$232,999
Net interest income		$6,500			$6,483
Net interest margin			6.07%			6.30%

Net interest income decreased 2.5%, for the quarter ended June 30, 2007 and increased 0.3% for the six months ended June 30, 2007 as compared to the same period in 2006.  This was primarily caused by a 52% increase in the expense on interest bearing liabilities from $1.5 million for the six months ended June 30, 2006 to $2.3 million for the comparable period in 2007.  The yield on interest-earning assets decreased to 8.17% for the current quarter, as compared to 8.23% in the immediately preceding quarter but increased from 7.88% in the same quarter in 2006.  The cost of total interest-bearing liabilities increased to 3.32% for the current quarter, as compared to 3.25% in the immediately preceding quarter and 2.65% in the same quarter in 2006.

Net interest margin for the three months ended June 30, 2007 was 6.00% compared to 6.26% for the three months ended June 30, 2006.  Net interest margin for the six months ended June 30, 2007 was 6.07% compared to 6.30% for the six months ended June 30, 2006.  This represents a decrease of 23 basis points or 3.7% between six month periods.  The decrease in the Bank’s net interest margin was primarily caused by the change in the mix of our deposits resulting in increased cost of deposits.  This is partly due to the current internal Bank interest rate structure as well as customers looking for alternative investment opportunities.  The rate on total interest bearing liabilities increase 91 basis points from 2.37% at June 30, 2006 to 3.28% at June 30, 2007.

For the three months ended June 30, 2007, the average prime rate was 8.25%, the average Federal Fund rate was 5.01%, and the yield on the investment portfolio averaged 4.58%.  During the three months ended June 30, 2006 the average prime rate was 8.00%, the average Federal Fund rate was 4.92%, and the Bank’s investment portfolio posted an average yield of 3.74%.  For the six months ended June 30, 2007, the average prime rate was 8.25%, the average Federal Fund rate was 5.03%, and the yield on the investment portfolio averaged 4.6%.  During the six months ended June 30, 2006 the average prime rate was 7.80%, the average Federal Fund rate was 4.83%, and the Bank’s investment portfolio posted an average yield of 3.67%.

Deposit interest expense for the three months ended June 30, 2007 totaled $1,015,000, which reflects an increase of $269,000 or 36.1% over the like period in 2006.  Deposit interest expense for the six months ended June 30, 2007 totaled $1,992,000, which reflects an increase of $687,000 or 52.6% over the like period in 2006.  The increase in deposit interest expense was due to an increase in interest bearing deposits coupled with a rise in deposit interest rates as competition for deposits in our market area has increased.  The schedule shown below indicates that interest bearing savings and time deposits increased $13.9 million or 19.3% from June of 2006 to June of 2007.  During the same period, noninterest bearing deposits decreased $11.1 million or 13.1%.

	(dollars in thousands)
	June	June	Dollar	Percent
	2007	2006	Variance	Variance
Noninterest bearing deposits	$79,432	$91,350	$(11,918)	-13.05%
Interest bearing deposits	38,853	37,122	1,731	4.66%
Interest bearing time	95,430	83,236	12,194	14.65%
Total Deposits	$213,715	$211,708	$2,007	0.95%

The average deposit cost of funds for the three months ended June 30, 2007 increased 66 basis points from 2.42% in June of 2006 to 3.08% in June of 2007.  The average deposit cost of funds for the six months ended June 30, 2007 increased 87 basis points from 2.17% in June of 2006 to 3.04% in June of 2007.  The Company anticipates a small increase in its deposit cost of funds during the balance of this year, as this trend will likely continue.

Noninterest Income

Noninterest income for the three months ended June 30, 2007 was $254,000 compared to $262,000 for the same period in 2006.  Noninterest income for the six months ended June 30, 2007 was $546,000 compared to $519,000 for the same period in 2006.  That represents an increase of $27,000 or 5.2%, which is partially due to a recovery of legal fees on a previously charged off loan and other items.

Service charges on deposit accounts for the three months ended June 30, 2007 totaled $149,000, which represents a decrease of $11,000 or 6.9% over the same period in 2006.  Service charges on deposit accounts for the six months ended June 30, 2007 totaled $290,000, which represents a decrease of $16,000 or 5.2% over the same period in 2006.  The decrease in services charges was primarily due to a reduction in NSF fees collected.

Other noninterest income for the three months ended June 30, 2007 was $105,000 compared to $102,000 for the same period in 2006.  Other noninterest income for the six months ended June 30, 2007 was $256,000 compared to $213,000 for the same period in 2006.  That represents an increase of $43,000 or 20.2% between the six month periods ended June 30 2006 and 2007.  The increase is primarily due to a recovery of legal fees and costs on a previously charged off loan.

Operating Expenses

Salary and employee benefits for the three months ended June 30, 2007 totaled $1,285,000, which reflects an increase of $123,000 or 10.6% over the like period in 2006.  Salary and employee benefits for the six months ended June 30, 2007 totaled $2,599,000, which reflects an increase of $267,000 or 11.5% over the like period in 2006.  This increase is attributed to normal staff related increases, coupled with a 20.4% increase in the cost of the Bank’s group health insurance.

Occupancy expense for the three months ended June 30, 2007 totaled $152,000, which reflects a decrease of $6,000 or 3.8% over the same period in 2006.  Occupancy expense for the six months ended June 30, 2007 totaled $310,000, which reflects a decrease of $8,000 or 2.5% over the same period in 2006.  This was primarily due to a decrease in real estate taxes paid.

Equipment expense for the three months ended June 30, 2007 totaled $163,000, which reflects a decrease of $6,000 or 3.6% over the same period in 2006.  Equipment expense for the six months ended June 30, 2007 totaled $333,000, which reflects no change over the same period in 2006.

Professional services for the three months ended June 30, 2007 totaled $95,000, which reflects a decrease of $60,000 or 38.7% over the same period in 2006.  Professional services for the six months ended June 30, 2007 totaled $212,000, which reflects a decrease of $61,000 or 22.3% over the same period in 2006.  This was primarily due to a partial reversal of the reserve set aside for complying with Sarbanes-Oxley 404.

Data processing expense for the three months ended June 30, 2007 totaled $128,000, which reflects an increase of $5,000 or 4.1% from the same period in 2006.  Data processing expense for the six months ended June 30, 2007 totaled $250,000, which reflects an increase of $237,000 or 5.5% from the same period in 2006.  This was primarily due to a 5.4% increase in contracted fees of the Bank’s third party processor, coupled with the continued growth of the Bank.

Office related expense for the three months ended June 30, 2007 totaled $79,000, which reflects a decrease of $10,000 or 11.2% over the same period in 2006.  Office related expense for the six months ended June 30, 2007 totaled $167,000, which reflects a decrease of $22,000 or 11.6% over the same period in 2006.  This was primarily due to improved control of office supplies.

Marketing related expense for the three months ended June 30, 2007 totaled $99,000, which reflects a decrease of $13,000 or 11.6% over the same period in 2006.  Marketing related expense for the six months ended June 30, 2007 totaled $192,000, which reflects a decrease of $3,000 or 1.5% over the same period in 2006

Director expense for the three months ended June 30, 2007 totaled $86,000, which reflects an increase of $27,000 or 45.8% over the like period in 2006.  Director expense for the six months ended June 30, 2007 totaled $164,000, which reflects an increase of $45,000 or 37.8% over the like period in 2006.  The primary reason for this increase was a $38,000 stock option expense recognized under SFAS 123(R).  SFAS 123(R), “Share-Based Payment” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Other expense for the three months ended June 30, 2007 totaled $94,000, which reflects no change over the same period in 2006.  Other expense for the six months ended June 30, 2007 totaled $189,000, which reflects a decrease of $6,000 or 3.1% over the same period in 2006.  This decrease represents a reduction in operating losses coupled with a decline in construction inspection fees.

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

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	June	December	June
	2007	2006	2006
Charge offs	$8	$83	$—
Recoveries	78	27	25
OREO	—	—	—
Nonaccrual Loans	89	—	500
Accruing loans over 90 days past due	—	550	—
Allowance for Loan Loss	1,724	1,654	1,615
Period-end Gross Loans	160,837	172,075	172,219

	June	December	June
	2007	2006	2006
Ratio comparison to Period-end Gross Loans to
Charge offs	0.00%	0.05%	0.00%
Recoveries	0.05%	0.02%	0.01%
OREO	0.00%	0.00%	0.00%
Nonaccrual Loans	0.06%	0.00%	0.29%
Accruing loans over 90 days past due	0.00%	0.32%	0.00%
Allowance for Loan Loss	1.07%	0.96%	0.94%

Allowance for Loan Losses

The Bank made no addition to its allowance for loan losses during the three or six month periods ending June 30, 2007, due in part to the loan recovery made in the first quarter, which was applied to the allowance for loan losses.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at June 30, 2007 is adequate.  The allowance on that date was 1.07% of total loans, compared to 0.96% at December 31, 2006 and 0.94% at June 30, 2006.

Nonaccrual Loans

The Bank had one nonaccrual loan totaling $89,000 as of June 30, 2007, compared to one nonaccrual loan totaling $500,000 at June 30, 2006.  The nonaccrual loan has a 50% SBA guarantee and is secured by a deed of trust on the borrower’s personal residence.

OREO

The Bank currently has no OREO property on its books.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,155,000 in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3,000,000 to the Bank.  The Company incurred $176,000 in interest expense during the six month period ending June 30, 2007.

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

The $2.0 million in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.5%.  The initial rate for the notes was 5.5%.  The rate as of June 30, 2007, was 9.75%.  Principal shall be repaid quarterly starting in year 2008.  The notes will mature in June 2011.

Capital

Total shareholders’ equity at June 30, 2007 totaled $19,892,000 compared to $19,137,000 at December 31, 2006, for an increase of $755,000 or 3.9%.  This increase is due to an increase in net income of $1,592,000, a decrease in the market value of the investment portfolio of $204,000, a $100,000 increase in capital stock due to the exercise of stock options, an increase of $60,000 for stock based compensation (pursuant to SFAS 123R), a decrease of $407,000 for the repurchase of common stock, and a decrease of $386,000 for the payment of cash dividends that were paid to shareholders of record as of March 31, 2007.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	June	Dec.
	“Well-Capitalized”	Minimum Ratio	2007	2006
Tier I Capital (to Average Assets)	5.00%	4.00%	9.77%	9.11%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	12.33%	11.43%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	14.10%	13.13%

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two federal fund lines totaling $5.9 million and two credit lines with FHLB totaling $53.1 million.  There were no advances against these lines as of June 30, 2007.  Liquidity is considered sufficient to meet our current needs.

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

The asset liability reports as of June 30, 2007 indicate that the Bank has an actual dollar risk exposure of $666,000 if interest rates fall 100 basis points.  This represents a 5.1% risk to interest income.  The Equity to Asset ratio is 17.83% at zero basis points and 16.89% at an assumed 100 basis points decline in interest rates.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$(1,373)	$(666)	$0	$610	$1,183
Percent of Risk	-10.4%	-5.1%	0.0%	4.6%	9.0%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II  - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (c) Stock Repurchases

On October 28, 2006, the Board authorized the repurchase of up $1,000,000 worth of the Company’s common stock.  This authorization does not have an expiration date.  There were 10,500 shares of the Company’s common stock repurchased in the second quarter of 2007 at an average price of $26.91 per share.  All of these shares were purchased in open market transactions.  As of June 30, 2007, the Company is continuing the program and can repurchase up to $592,535 worth of additional shares under the October 2006 authorization.  The chart below shows the number of shares purchased and average price paid per share on a month-to-month basis for the second quarter of 2007.

				(d)
			(c)	Approximate dollar
			Total number of	value of shares that
	(a)	(b)	shares purchased as	may yet be
	Total number of	Average price paid	part of publicly	purchased under the
Period	shares purchased	per share	announced plan	plan
April 1 - 30, 2007	4,000	26.82	4,000	767,770
May 1 - 31, 2007	5,000	26.84	5,000	633,240
June 1 - 30, 2007	1,500	27.08	1,500	592,535
Total	10,500	$26.91	10,500	$592,535

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA LUCIA BANCORP

Date:	August 8, 2007	/s/ Larry H. Putnam
Larry H. Putnam
President and Chief Executive Officer

Date:	August 8, 2007	/s/ John C. Hansen
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