Form 10QSB
period 2007-09-30
Santa Lucia Bancorp
filed 2007-11-09
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

805-466-7087
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of November 9, 2007: 1,936,773

Transitional Small Business Disclosure Format (Check one) Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

	30-Sep-07	31-Dec-06
	(unaudited)
Assets
Cash and due from banks	$10,464	$10,140
Federal funds sold	8,300	—
Total cash and cash equivalents	18,764	10,140

Securities available for sale	54,978	42,778
Loans, net	159,103	169,680
Premises and equipment, net	8,926	9,258
Cash surrender value of life insurance	4,959	3,336
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,440	1,398
Accrued interest and other assets	3,597	4,148
Total Assets	$251,767	$240,738

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$85,038	$86,252
Interest-bearing demand - NOW	13,286	12,969
Money Market	25,698	20,466
Savings	27,448	27,384
Time certificates of deposit of $100,000 or more	41,319	37,226
Other time certificates	29,105	28,691
Total Deposits	221,894	212,988
Short-term borrowings	—	—
Long-term debt	7,155	7,155
Accrued interest and other liabilities	2,237	1,458
Total Liabilities	231,286	221,601
Commitments and contingencies	—	—
Shareholders’ Equity
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,936,773 shares at September 30, 2007 and 1,928,097 shares at December 31, 2006	9,852	9,567
Additional Paid-in Capital	313	216
Retained earnings	10,418	9,625
Accumulated other comprehensive income-net unrealized losses on available-for-sale securities, net of taxes	(102)	(271)
Total Shareholders’ Equity	20,481	19,137
Total Liabilities and Shareholders’ Equity	$251,767	$240,738

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending		For the nine month period ending
	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$3,791	$4,094	$11,412	$11,291
Federal funds sold	94	11	240	55
Investment securities	620	353	1,627	1,090
	4,505	4,458	13,279	12,436
Interest expense
Interest-bearing demand deposits	21	8	45	28
Money Market	150	120	423	386
Savings	71	61	218	148
Time certificates of deposit	826	644	2,374	1,576
Short-term borrowings	—	24	8	64
Long-term debt	140	136	414	286
	1,208	993	3,482	2,488

Net interest income	3,297	3,465	9,797	9,948

Provision for loan losses	—	60	—	180
Net interest income after provision for loan losses	3,297	3,405	9,797	9,768
Noninterest income
Service charges and fees	146	162	436	468
Gain on sale of investment securities	—	—	—	—
Other income	100	85	356	298
	246	247	792	766
Noninterest expense
Salaries and employee benefits	1,306	1,187	3,905	3,519
Occupancy	158	166	468	484
Equipment	165	177	498	510
Professional services	110	120	322	393
Data processing	119	114	369	351
Office related expenses	97	84	264	273
Marketing	107	98	299	293
Regulatory assessments	17	17	48	47
Directors’ fees and expenses	86	71	250	190
Other	109	92	298	287
	2,274	2,126	6,721	6,347
Earnings before income taxes	1,269	1,526	3,868	4,187

Income taxes	514	610	1,521	1,665

Net Earnings	$755	$916	$2,347	$2,522

Per Share Data
Net earnings - basic	$0.39	$0.48	$1.21	$1.32
Net earnings - diluted	$0.37	$0.46	$1.16	$1.25

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the nine month period ended)
	30-Sep-07	30-Sep-06
Cash flows from operating activities:
Net earnings	$2,347	$2,522
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	489	499
Provision for loan losses	—	180
Loss (gain) on sale of investment securities	—	—
Stock-based compensation expense	97	29
Other items, net	(494)	73
Net cash provided by operating activities	2,439	3,303

Cash flows from investing activities:
Proceeds from maturities of investment securities	10,787	11,935
Proceeds from sale of investment securities	—	—
Purchases of investment securities	(22,659)	(6,660)
Net change in loans	10,578	(19,288)
Purchases of bank premises and equipment	(157)	(418)
Net cash used in investing activities	(1,451)	(14,431)

Cash flows from financing activities:
Net change in deposits	8,905	862
Proceeds and tax benefit from exercise of stock options	164	220
Net change in borrowings	—	900
Stock Repurchase	(562)	—
Cash dividends paid	(871)	(768)
Net cash provided by financing activities	7,636	1,214

Net increase (decrease) in cash and cash equivalents	8,624	(9,914)

Cash and cash equivalents at beginning of year	10,140	20,293
Cash and cash equivalents at end of year	$18,764	$10,379

Supplemental disclosure of cash flow information:
Interest paid	$2,990	$2,344
Income taxes paid	$1,320	$1,680

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

	For the period ending December 31, 2006
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2006	1,899,543	$9,299			$7,052	$(485)	$15,866
Cash Dividends					(767)
Exercise of Stock Options	28,554	268	153		(48)
Stock-based compensation expense			63
Comprehensive Income:
Net earnings for the year				$3,388	3,388
Change in unrealized gain (loss) on available-for-sale securities, net of tax				214		214
Total Comprehensive Income				$3,602
Balance at December 31, 2006	1,928,097	$9,567	$216		$9,625	$(271)	$19,137

	For the nine month period ending September 30, 2007
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity

Balance at January 1, 2007	1,928,097	$9,567	$216		$9,625	$(271)	$19,137
Cash Dividends					(871)
Exercise of Stock Options	29,247	285			(121)
Repurchase and retirement of stock	(20,571)				(562)
Stock-based compensation expense			97
Comprehensive Income:
Net earnings for the year				$2,347	2,347
Change in unrealized gain (loss) on available-for-sale securities, net of tax				169		169
Total Comprehensive Income				$2,516
Balance at September 30, 2007	1,936,773	$9,852	$313		$10,418	$(102)	$20,481

(see accompanying notes)

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended September 30, 2007, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of September 30, 2007 and December 31, 2006 is as follows:

	(in thousands)
	30-Sep-07	31-Dec-06

Real estate - construction	$44,857	$55,307
Real estate - other	78,874	78,757
Commercial	36,436	36,407
Consumer	1,292	1,604
Gross Loans	161,459	172,075

Deferred loan fees	(674)	(741)
Allowance for loan losses	(1,682)	(1,654)
Net Loans	$159,103	$169,680

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

The Bank’s Allowance for loan losses as a percentage of total loans was 1.04% as of September 30, 2007 and 0.96% as of December 31, 2006. Management believes that the Allowance for loan losses at September 30, 2007 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk. As of September 30, 2007, real estate served as the principal source of collateral with respect to approximately 75.9% of our loan portfolio, of which, 63.9% is considered commercial real estate (CRE). Within the makeup of our CRE, approximately 64.9% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business. We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio. The Bank targets commercial term loans for owners use as it supports the local business economy. The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The Bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects. The Bank originates loans on a limited number of large projects and 36.7% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments. Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of September 30, 2007 and 2006 amounts to approximately $56,090,000 and $52,189,000 respectively, of which approximately $4,470,000 and $3,071,000 are related to standby letters of credit, respectively. The Bank uses the same credit policies in these commitments as for all of its lending activities. As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Nine Months Ending
	30-Sep-07		30-Sep-07
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$755		$2,347
Average shares outstanding		1,937,193		1,933,510
Used in Basic EPS	755	1,937,193	2,347	1,933,510
Dilutive effect of outstanding stock options		79,737		90,870
Used in Diluted EPS	$755	2,016,930	$2,347	2,024,380

	Three Months Ending		Nine Months Ending
	30-Sep-06		30-Sep-06
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$916		$2,522
Average shares outstanding		1,920,225		1,912,261
Used in Basic EPS	916	1,920,225	2,522	1,912,261
Dilutive effect of outstanding stock options		86,844		100,459
Used in Diluted EPS	$916	2,007,069	$2,522	2,012,720

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2007. This analysis should be read in conjunction with the Company’s 2006 Annual Report as filed on Form 10-KSB and with the unaudited financial statements and notes as set forth in this report. The Company was formed in January 2006 for the purpose of becoming the holding company for the Bank, which reorganization was effective April 3, 2006. The following discussion, and the interim financial statements presented in this quarterly report, assume the reorganization was effective March 31, 2006. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-QSB (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, the recent fluctuations in the U. S. credit market, demographic changes, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, and other factors referenced in the Company’s 2006 Annual Report as filed on form 10-KSB, including in “Item 1. Business - Factors That May Affect Future Results of Operations.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Company reported a decrease in earnings for the nine month period ending September 30, 2007. Net income for the three months ended September 30, 2007 decreased 17.6% to $755,000 compared to $916,000 for the comparable period in 2006. Net income for the nine months ended September 30, 2007 decreased 6.9% to $2,347,000 compared to $2,522,000 for the comparable period in 2006. Diluted earnings per share for the three months ended September 30, 2007 decreased $0.09 to $0.37 from $0.46 for the same three month period in 2006. Diluted earnings per share for the nine months ended September 30, 2007 decreased $0.09 to $1.16 from $1.25 for the same nine month period in 2006. The Company is asset sensitive, which means when interest rates rise, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits. A rising interest rate environment has a very positive affect on the bank’s net interest margin. Such was the case the first two quarters of 2006. In the first nine months of 2007, deposits were still repricing from rate changes that affected the variable rate loan portfolio in 2006. The increase in the Bank’s cost of deposits has caused the Company’s net interest margin to decrease 45 basis points from 6.50% for the nine months ending September 30, 2006 to 6.05% for the nine months ending September 30, 2007. Net interest income decreased $151,000 or 1.52% from $9,948,000 for the nine months ended September 30, 2006 to $9,797,000 for the nine months ended September 30, 2007.

Noninterest income for the three months ended September 30, 2007 decreased 0.4% to $246,000 compared to $247,000 for the comparable period in 2006. Noninterest income for the nine months ended September 30, 2007 increased 3.4% to $792,000 compared to $766,000 for the comparable period in 2006. The increase is partially due to the recovery of legal fees and costs on a previously charged off loan.

Noninterest expense for the three months ended September 30, 2007 increased 7.0% or $148,000 to $2,274,000 compared $2,126,000 for the comparable period in 2006. Noninterest expense for the nine months ended September 30, 2007 increased by 5.9% or $374,000 to $6,721,000 compared to $6,347,000 for the comparable period in 2006. The increase in noninterest expense was primarily attributed to increases in salary and employee benefits.

Net loans decreased $10.6 million or 6.2% during the nine months ending September 30, 2007 compared to an increase of $18.4 million or 12.0% during the same period in 2006. Real estate loans decreased $10.3 million and commercial loans increased $29 thousand during the first nine months of 2007. The decrease in real estate loans is attributed to heavier than normal payoffs, a slowdown in the local real estate industry and consequently a reduction in our construction loan business.

Deposits increased $8.9 million or 4.2% during the first nine months of 2007 compared to an increase of $862 thousand or 0.4% during the same period in 2006. Non-interest bearing demand deposits decreased $1.2 million during the nine month period ending September 30, 2007 compared to a decrease of $2.3 million during the nine month period ending September 30, 2006. Interest bearing deposits increased $10.1 million during the nine month period ending September 30, 2007. During the nine month period ending September 30, 2007, Money Market deposits increased $5.2 million and Time Certificates of Deposits over $100,000 increased $4.1 million.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
Summary of Operations:
Interest Income	$4,505	$4,458	1.05%	$13,279	$12,436	6.78%
Interest Expense	1,208	993	21.65%	3,482	2,488	39.95%
Net Interest Income	3,297	3,465	-4.85%	9,797	9,948	-1.52%
Provision for Loan Loss	—	60	-100.00%	—	180	-100.00%

Net Interest Income After Provision for Loan Losses	3,297	3,405	-3.17%	9,797	9,768	0.30%
Noninterest Income	246	247	-0.40%	792	766	3.39%
Noninterest Expense	2,274	2,126	6.96%	6,721	6,347	5.89%

Income Before Income Taxes	1,269	1,526	-16.84%	3,868	4,187	-7.62%
Income Taxes	514	610	-15.74%	1,521	1,665	-8.65%

Net Income	$755	$916	-17.58%	$2,347	$2,522	-6.94%

Cash Dividends Paid	$484	$385	25.71%	$871	$768	13.41%

Per Share Data:
Earnings Per Share - Basic	$0.39	$0.48	-18.75%	$1.21	$1.32	-8.33%
Earnings Per Share - Diluted	$0.37	$0.46	-19.57%	$1.16	$1.25	-7.20%
Dividends	$0.25	$0.20	25.00%	$0.45	$0.40	12.50%
Book Value	$10.57	$9.32	13.41%	$10.57	$9.32	13.41%

Common Outstanding Shares:	1,936,773	1,928,097	0.45%	1,936,773	1,928,097	0.45%

Statement of Financial Condition Summary:
Total Assets				$251,767	$236,195	6.59%
Total Deposits				221,894	207,741	6.81%
Total Net Loans				159,103	171,671	-7.32%
Allowance for Loan Losses				1,682	1,599	5.19%
Total Shareholders' Equity				20,481	17,977	13.93%

Selected Ratios:
Return on Average Assets	1.22%	1.53%	-20.24%	1.28%	1.43%	-10.28%
Return on Average Equity	14.77%	20.57%	-28.20%	15.71%	19.79%	-20.60%
Net interest margin	6.01%	6.52%	-7.82%	6.05%	6.50%	-6.92%
Average Loans as a Percentage of Average Deposits	73.22%	81.91%	-10.62%	75.10%	78.97%	-4.90%
Allowance for Loan Losses to Total Loans	1.04%	0.92%	13.04%	1.04%	0.92%	13.04%
Tier I Capital to Average Assets - "Bank Only"				9.65%	8.89%	8.55%
Tier I Capital to Risk-Weighted Assets - "Bank Only"				12.28%	10.97%	11.94%
Total Capital to Risk-Weighted Assets - "Bank Only"				13.80%	12.64%	9.18%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders. Our return to our shareholders is measured in the form of return on average equity, or ROAE. Our net income decreased 17.6%, to $755,000 for the three month period ending September 30, 2007 from $916,000 for the same period in 2006. Net income decreased 6.9%, to $2,347,000 for the nine months ended September 30, 2007 from $2,522,000 for the same period in 2006. The Company is asset sensitive, which means when interest rates rise, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits. A rising interest rate environment has a very positive effect on net interest margin. Such was the case the first two quarters of 2006. During the first three quarters of 2007 deposits continue to reprice, reflecting rate changes that affected the variable rate loan portfolio in 2006, however loan rates remained relatively steady during the first nine months of 2007. This caused the Company’s net interest margin to decrease from 6.50% to 6.05% when comparing September 30, 2006 to the nine months ended September 30, 2007. Net interest income was $9,797,000 for the nine months ended September 30, 2007 compared to $9,948,000 for the same period in 2006. Basic and diluted earnings per share for the quarter ended September 30, 2007 were $0.39 and $0.37, which compares to $0.48 and $0.46 for the quarter ended September 30, 2006. Basic and diluted earnings per share for the nine months ended September 30, 2007 were $1.21 and $1.16, which compares to $1.32 and $1.25 for the nine months ended September 30, 2006. ROAE for the quarter ending September 30, 2007, decreased to 14.77% compared to 20.57% for the same period in 2006. ROAE for the nine months ending September 30, 2007, decreased to 15.71% compared to 19.79% for the same period in 2006.

Return on Average Assets. Our return on average assets, or ROAA, is a measurement we use to compare our performance with other bank’s and bank holding companies. ROAA for the quarter ended September 30, 2007 was 1.22% compared to 1.53% for the same period in 2006. ROAA for the nine months ended September 30, 2007 was 1.28% compared to 1.43% for the same period in 2006.

Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations. Asset quality is measured in terms of nonperforming loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a company. There were no nonperforming loans as of September 30, 2007, compared to one loan totaling $550 thousand at December 31, 2006 and no nonperforming loans as of September 30, 2006. Nonperforming loans as a percentage of total loans was 0.00% as of September 30, 2007, compared to 0.32% at December 31, 2006 and 0.00% as of September 30, 2006. Charge-offs to average loans were 0.03% for the nine months ended September 30, 2007, compared to 0.05% as of December 31, 2006 and 0.04% as of September 30, 2006. Allowance for loan losses increased 1.7% to $1,682,000 when comparing September 30, 2006 to September 30, 2007. The allowance for loan losses increased to 1.04% of total loans. No provision was made during the nine month period due to the reduction in loans.

Asset Growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits; therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 6.6% to $251.8 million as of September 30, 2007 from $240.7 million as of December 31, 2006 and $236.2 million as of September 30, 2006. Total deposits increased to $221.9 million as of September 30, 2007 compared to $212.9 million as of December 31, 2006 and $207.7 million as of September 30, 2006. Gross loans decreased to $161.5 million as of September 30, 2007 compared to $172.1 million as of December 31, 2006 and $174.0 million as of September 30, 2006. The decline in loans is primarily due to a slow down in the real estate construction industry throughout our trade area. The investment portfolio increased 28.5% or $12.2 million over the past nine months from $42.8 million as of December 31, 2006 to $54.9 million as of September 30, 2007.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio increased to 63.5% for the first nine months of 2007 compared to 59.2% for the same period in 2006. This is primarily due to decreases in the bank’s net interest margin, and the increase in noninterest expense. Net interest income before provision decreased 1.5% to $9.8 million for the nine months ended September 30, 2007, while operating expenses increased 5.9% to $6.7 million.

Economic Conditions

 Current economic data, including financial data and earnings reports of other community banks located on California’s Central Coast suggests that the local economy is generally stable, but is experiencing a slowdown in the real estate and real estate related markets. Based on local economic indicators, management believes the local economy will continue to remain stable during the remainder of 2007. Competition for deposits continues to be very strong both from traditional sources as well as alternative investments such as mutual funds, money market funds, and the stock market. The Bank has also experienced a decline in the loan portfolio as demand for construction lending has been affected by the slowdown in the real estate market in general.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months and nine months ended September 30, 2007 compared with the three and nine months ended September 30, 2006.

RESULTS OF OPERATIONS

Net Income

Net income of $755,000 for the three months ended September 30, 2007, reflects a $161,000 or 17.6% decrease over the like period in 2006. Net income of $2,347,000 for the nine months ended September 30, 2007, reflects a $175,000 or 6.9% decrease over the like period in 2006. The decrease in net income is a direct result of the decrease in loan volume due to a reduction in the  Bank’s construction loan business coupled with increases in our deposit and borrowing cost of funds.

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

AVERAGE BALANCE SHEET INFORMATION

	For the three months ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$161,324	$3,791	9.40%	$175,094	$4,094	9.35%
Investment securities	50,724	620	4.89%	36,661	353	3.85%
Federal funds sold	7,437	94	5.06%	894	11	4.92%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	219,485	4,505	8.21%	212,649	4,458	8.39%
Other assets	29,707			29,187
Less allowance for loan losses	(1,716)			(1,643)
Total average assets	$247,476			$240,193

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$14,020	$21	0.60%	$13,944	$8	0.23%
Money Market	24,763	150	2.42%	21,025	120	2.28%
Savings	27,408	71	1.04%	28,039	61	0.87%
Time certificates of deposits	69,680	826	4.74%	59,424	644	4.33%
Total average interest-bearing deposits	135,871	1,068	3.14%	122,432	833	2.72%

Short-term borrowings	—	—	—	1,802	24	5.33%
Long-term debt	7,155	140	7.83%	7,155	136	7.60%
Total interest-bearing liabilities	143,026	1,208	3.38%	131,389	993	3.02%

Demand deposits.	82,128			89,319
Other liabilities	1,873			1,670
Shareholders’ equity	20,449			17,815
Total average liabilities and shareholders’ equity	$247,476			$240,193
Net interest income		$3,297			$3,465
Net interest margin			6.01%			6.52%

AVERAGE BALANCE SHEET INFORMATION

	For the nine months ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$163,128	$11,412	9.33%	$163,603	$11,291	9.20%
Investment securities	46,377	1,627	4.68%	38,976	1,090	3.73%
Federal funds sold	6,355	240	5.04%	1,509	55	4.86%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	215,860	13,279	8.20%	204,088	12,436	8.12%
Other assets	29,772			28,903
Less allowance for loan losses	(1,716)			(1,581)
Total average assets	$243,916			$231,410

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,604	$45	0.44%	$14,986	$28	0.25%
Money Market	24,061	423	2.34%	25,150	386	2.05%
Savings	26,944	218	1.08%	28,225	148	0.70%
Time certificates of deposit	68,136	2,374	4.65%	52,739	1,576	3.98%
Total average interest-bearing deposits	132,745	3,060	3.07%	121,100	2,138	2.35%

Short-term borrowings	198	8	5.39%	1,806	64	4.72%
Long-term debt	7,155	414	7.71%	4,902	286	7.78%
Total interest-bearing liabilities	140,098	3,482	3.31%	127,808	2,488	2.60%

Demand deposits	82,192			89,137
Other liabilities	1,711			1,469
Shareholders’ equity	19,915			16,996
Total average liabilities and shareholders’ equity	$243,916			$235,410
Net interest income		$9,797			$9,948
Net interest margin			6.05%			6.50%

Net interest income decreased 4.9%, for the quarter ended September 30, 2007 and decreased 1.5% for the nine months ended September 30, 2007 as compared to the same period in 2006. This was primarily caused by a 40.0% increase in the expense on interest bearing liabilities from $2.5 million for the nine months ended September 30, 2006 to $3.5 million for the comparable period in 2007 as a result of fierce competition for deposits and related increased pricing pressures. The yield on interest-earning assets decreased to 8.21% for the current quarter, as compared to 8.39% for the same period in 2006. The yield on interest-earning assets increased to 8.20% for the nine month period ending September 30, 2007, as compared to 8.12% for the same period in 2006. The cost of total interest-bearing liabilities increased to 3.38% for the current quarter, as compared to 3.02% for the same quarter in 2006. The cost of total interest-bearing liabilities increased to 3.31% for the nine months ending September 30, 2007, as compared to 2.60% for the same period in 2006.

Net interest margin for the three months ended September 30, 2007 was 6.01% compared to 6.52% for the three months ended September 30, 2006. Net interest margin for the nine months ended September 30, 2007 was 6.05% compared to 6.50% for the nine months ended September 30, 2006. This represents a decrease of 45 basis points or 6.9% between the nine month periods. The decrease in the Bank’s net interest margin was primarily caused by the change in the mix of our deposits resulting in increased cost of deposits and general repricing of deposits in the market in response to competitive pressures. The rate on total interest bearing liabilities increase 71 basis points from 2.60% at September 30, 2006 to 3.31% at September 30, 2007.

For the three months ended September 30, 2007, the average prime rate was 8.17%, the average Federal Fund rate was 5.06%, and the yield on the investment portfolio averaged 4.89%. During the three months ended September 30, 2006 the average prime rate was 8.25%, the average Federal Fund rate was 4.92%, and the Bank’s investment portfolio posted an average yield of 3.85%. For the nine months ended September 30, 2007, the average prime rate was 8.25%, the average Federal Fund rate was 5.04%, and the yield on the investment portfolio averaged 4.68%. During the nine months ended September 30, 2006 the average prime rate was 7.94%, the average Federal Fund rate was 4.86%, and the Bank’s investment portfolio posted an average yield of 3.73%.

Deposit interest expense for the three months ended September 30, 2007 totaled $1,068,000, which reflects an increase of $235,000 or 28.2% over the like period in 2006. Deposit interest expense for the nine months ended September 30, 2007 totaled $3,060,000, which reflects an increase of $922,000 or 43.1% over the like period in 2006. The increase in deposit interest expense was due to an increase in interest bearing deposits coupled with a rise in deposit interest rates as competition for deposits in our market area has increased. The schedule shown below indicates that interest bearing deposits increased $5.2 million or 15.2% from September of 2006 to September of 2007. During the same period, interest bearing time deposits increased $8.4 million or 9.4%, and noninterest bearing deposits had a slight increase of $631 thousand or 0.8%.

	(dollars in thousands)
	September	September	Dollar	Percent
	2007	2006	Variance	Variance
Noninterest bearing deposits	$85,038	$84,407	$631	0.75%
Interest bearing deposits	38,984	33,829	5,155	15.24%
Interest bearing time	97,872	89,505	8,367	9.35%
Total Deposits	$221,894	$207,741	$14,153	6.81%

The average deposit cost of funds for the three months ended September 30, 2007 increased 42 basis points from 2.72% in September of 2006 to 3.14% in September of 2007. The average deposit cost of funds for the nine months ended September 30, 2007 increased 72 basis points from 2.35% in September of 2006 to 3.07% in September of 2007. The Company anticipates that its deposit cost of funds will stabilize during the balance of this year.

Noninterest Income

Noninterest income for the three months ended September 30, 2007 was $246,000 compared to $247,000 for the same period in 2006. Noninterest income for the nine months ended September 30, 2007 was $792,000 compared to $766,000 for the same period in 2006. That represents an increase of $26,000 or 3.4%, which is partially due to a recovery of legal fees on a previously charged off loan and other items.

Service charges on deposit accounts for the three months ended September 30, 2007 totaled $146,000, which represents a decrease of $16,000 or 9.9% over the same period in 2006. Service charges on deposit accounts for the nine months ended September 30, 2007 totaled $436,000, which represents a decrease of $32,000 or 6.8% over the same period in 2006. The decrease in service charges was primarily due to a reduction in NSF fees collected.

Other noninterest income for the three months ended September 30, 2007 was $100,000 compared to $85,000 for the same period in 2006. Other noninterest income for the nine months ended September 30, 2007 was $356,000 compared to $298,000 for the same period in 2006. That represents an increase of $58,000 or 19.5% between the nine month periods ended September 30, 2006 and 2007. The increase is primarily due to a recovery of legal fees and costs on a previously charged off loan.

Operating Expenses

Salary and employee benefits for the three months ended September 30, 2007 totaled $1,306,000, which reflects an increase of $119,000 or 10.0% over the like period in 2006. Salary and employee benefits for the nine months ended September 30, 2007 totaled $3,905,000, which reflects an increase of $386,000 or 11.0% over the like period in 2006. This increase is attributed to normal staff related increases, coupled with a $59,000 increase in the cost of the Bank’s group health insurance and an $87,000 increase in the liability expense associated with increases in the Salary Continuation Plans for executive management.

Occupancy expense for the three months ended September 30, 2007 totaled $158,000, which reflects a decrease of $8,000 or 4.8% over the same period in 2006. Occupancy expense for the nine months ended September 30, 2007 totaled $468,000, which reflects a decrease of $16,000 or 3.3% over the same period in 2006. This was primarily due to a decrease in real estate taxes coupled with fewer maintenance and repair costs.

Equipment expense for the three months ended September 30, 2007 totaled $165,000, which reflects a decrease of $12,000 or 6.8% over the same period in 2006. Equipment expense for the nine months ended September 30, 2007 totaled $498,000, which reflects a decrease of $12,000 or 2.4% over the same period in 2006. This was primarily due to the elimination of depreciation expense associated with fully depreciated equipment in the Santa Maria Office.

Professional services for the three months ended September 30, 2007 totaled $110,000, which reflects a decrease of $10,000 or 8.3% over the same period in 2006. Professional services for the nine months ended September 30, 2007 totaled $322,000, which reflects a decrease of $71,000 or 18.1% over the same period in 2006. This was primarily due to a partial reversal of the reserve set aside for complying with Sarbanes-Oxley 404, coupled with a decrease in legal and other professional services.

Data processing expense for the three months ended September 30, 2007 totaled $119,000, which reflects an increase of $5,000 or 4.4% from the same period in 2006. Data processing expense for the nine months ended September 30, 2007 totaled $369,000, which reflects an increase of $18,000 or 5.1% from the same period in 2006. This was primarily due to a 5.4% increase in contracted fees of the Bank’s third party processor, coupled with the continued growth of the Bank.

Office related expense for the three months ended September 30, 2007 totaled $97,000, which reflects an increase of $13,000 or 15.5% over the same period in 2006. Office related expense for the nine months ended September 30, 2007 totaled $264,000, which reflects a decrease of $9,000 or 3.3% over the same period in 2006. This was primarily due to improved control of office supplies.

Marketing related expense for the three months ended September 30, 2007 totaled $107,000, which reflects an increase of $9,000 or 9.2% over the same period in 2006. Marketing related expense for the nine months ended September 30, 2007 totaled $299,000, which reflects an increase of 6,000 or 2.1% over the same period in 2006.

Director expense for the three months ended September 30, 2007 totaled $86,000, which reflects an increase of $15,000 or 21.1% over the like period in 2006. Director expense for the nine months ended September 30, 2007 totaled $250,000, which reflects an increase of $60,000 or 31.6% over the like period in 2006. The primary reason for this increase was a $56,000 stock option expense recognized under SFAS 123(R). SFAS 123(R), “Share-Based Payment” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Other expense for the three months ended September 30, 2007 totaled $109,000, which reflects an increase of $17,000 or 18.5% over the same period in 2006. Other expense for the nine months ended September 30, 2007 totaled $298,000, which reflects an increase of $11,000 or 3.8% over the same period in 2006. This increase is due partially to an increase in operating losses due to a forgery ring that victimized our three offices in San Luis Obispo County.

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

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	September	December	September
	2007	2006	2006
Charge offs	$51	$83	$77
Recoveries.	79	27	26
OREO	—	—	—
Nonaccrual Loans.	—	—	—
Accruing loans over 90 days past due.	—	550	—
Allowance for Loan Loss.	1,682	1,654	1,599
Period-end Gross Loans	161,459	172,075	173,984

	September	December	September
	2007	2006	2006
Ratio comparison to Period-end Gross Loans to
Charge offs.	0.03%	0.05%	0.04%
Recoveries.	0.05%	0.02%	0.01%
OREO	0.00%	0.00%	0.00%
Nonaccrual Loans.	0.00%	0.00%	0.00%
Accruing loans over 90 days past due.	0.00%	0.32%	0.00%
Allowance for Loan Loss	1.04%	0.96%	0.92%

Allowance for Loan Losses

The Bank made no addition to its allowance for loan losses during the three or nine month periods ending September 30, 2007, due in part to the loan recovery made in the first quarter, which was applied to the allowance for loan losses. The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets. The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events. Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at September 30, 2007 is adequate. The allowance on that date was 1.04% of total loans, compared to 0.96% at December 31, 2006 and 0.92% at September 30, 2006.

Nonaccrual Loans

The Bank had no nonaccrual loans as of September 30, 2007 and September 30, 2006.

OREO

The Bank currently has no OREO property on its books.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,155,000 in Trust Preferred securities. The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR. The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year. The Company contributed $3,000,000 to the Bank. The Company incurred $266,000 in interest expense during the nine month period ending September 30, 2007.

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

The $2.0 million in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.5%. The initial rate for the notes was 5.5%. The rate as of September 30, 2007, was 9.75%. Principal shall be repaid quarterly starting in year 2008. The notes will mature in June 2011.

Capital

Total shareholders’ equity at September 30, 2007 totaled $20,481,000 compared to $19,137,000 at December 31, 2006, for an increase of $1,344,000 or 7.0%. This increase is due to an increase in net income of $2,348,000, an increase in the market value of the investment portfolio of $169,000, a $164,000 increase in capital stock due to the exercise of stock options, an increase of $97,000 for stock based compensation (pursuant to SFAS 123R), a decrease of $562,000 for the repurchase of common stock, and a decrease of $871,000 for the payment of cash dividends that were paid to shareholders of record as of September 30, 2007.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	Sept.	Dec.
	“Well-Capitalized”	Minimum Ratio	2007	2006
Tier I Capital (to Average Assets)	5.00%	4.00%	9.65%	9.11%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	12.28%	11.43%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	13.80%	13.13%

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line. The Bank currently has two federal fund lines totaling $5.9 million and two credit lines with FHLB totaling $48.8 million. There were no advances against these lines as of September 30, 2007. Liquidity is considered sufficient to meet our current needs.

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

The asset liability reports as of September 30, 2007 indicate that the Bank has an actual dollar risk exposure of $571,000 if interest rates fall 100 basis points. This represents a 4.36% risk to interest income. The Equity to Asset ratio is 17.46% at zero basis points and 16.58% at an assumed 100 basis points decline in interest rates.

Interest Income and Expense Under Rate Shock

	—200bp	—100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$(1,191)	$(571)	$0	$536	$1,044
Percent of Risk	—13.2%	—9.1%	0.0%	4.1%	8.0%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (c) Stock Repurchases

On October 28, 2006, the Board authorized the repurchase of up to $1,000,000 worth of the Company’s common stock. This authorization does not have an expiration date. There were 5,771shares of the Company’s common stock repurchased in the third quarter of 2007 at an average price of $26.54 per share. All of these shares were purchased in open market transactions. As of September 30, 2007, the Company is continuing the program and can repurchase up to $437,849 worth of additional shares under the October 2006 authorization. The chart below shows the number of shares purchased and average price paid per share on a month-to-month basis for the third quarter of 2007.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan
July 1 - 31, 2007	—	—	—	592,535
August 1 - 31, 2007	4,271	26.86	4,271	477,503
September 1 - 30, 2007	1,500	26.23	1,500	437,848
Total	5,771	$26.54	5,771	$437,848

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

SANTA LUCIA BANCORP

Date:	November 9, 2007	/s/ Larry H. Putnam
Larry H. Putnam
President and Chief Executive Officer

Date:	November 9, 2007	/s/ John C. Hansen
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