Form 10KSB
period 2007-12-31
Santa Lucia Bancorp
filed 2008-03-21
CIK 1355607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

File Number                      000-51901

SANTA LUCIA BANCORP

(Name of small business issuer in its charter)

State of California	35-2267934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7480 El Camino Real, Atascadero,	California 93422
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (805) 466-7087

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock (no par value)	None

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

Registrant’s revenues for the year ended December 31, 2007 were $18,789,927.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant at March 1, 2008 was approximately $29,486,326.

As of March 1, 2008, the Registrant had 1,924,863 shares of Common Stock outstanding.

The information required in Part III, Items 9 through 12 and 14 is incorporated herein from the Registrant’s definitive proxy statement for the 2008 annual meeting of shareholders previously filed pursuant to Regulation 14A and Part II, Items 6 and 7 of the 2007 Annual Report to Shareholders filed as an exhibit hereto.

Transitional Small Business Disclosure Format (check one)   Yes ☐  No ☒

PART I

CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB (“ANNUAL REPORT”), INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS “BELIEVES”, “ANTICIPATES”, “INTENDS”, “EXPECTS”, “ESTIMATES”, “MAY”, “COULD” AND WORDS OF SIMILAR IMPACT, CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:  GENERAL ECONOMIC AND BUSINESS CONDITIONS IN THOSE AREAS IN WHICH THE COMPANY OPERATES, THE RECENT DISRUPTIONS IN THE U. S. CREDIT MARKETS, DEMOGRAPHIC CHANGES, COMPETITION, FLUCTUATIONS IN INTEREST RATES, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, CHANGES IN GOVERNMENTAL REGULATION, CREDIT QUALITY, THE AVAILABILITY OF CAPITAL TO FUND THE EXPANSION OF THE COMPANY’S BUSINESS, ECONOMIC, POLITICAL AND GLOBAL CHANGES ARISING FROM THE WAR ON TERRORISM, AND OTHER FACTORS REFERENCED IN THIS REPORT, INCLUDING IN “ITEM 1. DESCRIPTION OF BUSINESS-FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS”. WHEN RELYING ON FORWARD-LOOKING STATEMENTS TO MAKE DECISIONS WITH RESPECT TO OUR COMPANY, INVESTORS AND OTHERS ARE CAUTIONED TO CONSIDER THESE AND OTHER RISKS AND UNCERTAINTIES.  THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

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

The Bank is a California banking corporation.  The Bank was organized as a national banking association on December 19, 1984 and commenced operations on August 5, 1985.  On May 30, 1997, the Bank converted from a national bank to a California state chartered bank licensed by the California Department of Financial Institutions (DFI”).  As a California state member bank, the Bank is subject to primary supervision, examination and regulation by the DFI and the Board of Governors of the Federal Reserve System (“FRB”).  The Bank is also subject to certain other federal laws and regulations.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable limits thereof.

At December 31, 2007, the Company had approximately $248.6 million in assets, $166.6 million in net loans, $212.7 million in deposits, and $21.2 million in stockholders’ equity.

On April 26, 2006, the Company formed Santa Lucia Bancorp (CA) Capital Trust (“Trust”).  Trust is a statutory business trust formed under the laws of Delaware used to facilitate the issuance of the trust preferred securities.  The Trust is a wholly owned, non-financial, non-consolidated subsidiary of the Company.

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

The Bank’s operating policy since its inception has emphasized small business commercial banking. Most of the Bank’s customers are retail customers, and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment and accounts receivable as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial loans, (ii) installment, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 2007, these four categories accounted for approximately 23%, 1%, 28% and 48%, respectively, of the Bank’s loan portfolio. See “Item 6 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of the Bank’s deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 2007, the Bank had approximately 9,411 demand deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $117,741,000, for an average balance per account of approximately $12,511; 4,050 savings accounts with balances totaling $26,228,000, for an average balance per account of approximately $6,557; and 1,479 time certificate of deposit accounts with balances totaling $71,844,000, for an average balance per account of approximately $32,647.

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts, fees on mortgage loans and other charges and fees, and (iv) miscellaneous income. For the year ended December 31, 2007, these sources comprised 80%, 14%, 3% and 3%, respectively, of the Bank’s total operating income.

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

Employees

                As of December 31, 2007, the Bank had a total of 86 full-time equivalent employees. The Bank believes that its employee relations are satisfactory.  The Company has no salaried employees.

Local Economic Climate

                The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade.  Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County and the City of Santa Maria (in northern Santa Barbara County) totaled approximately 265,000 and 85,000 respectively, according to economic data provided by local county and title company sources.  The moderate climate allows a year round growing season for numerous vegetable and fruits.  Vineyards and cattle ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines.  Although on average the climate in our markets is generally very mild, we did experience a significant freeze in early 2007.  This did not have a significant impact on our business.  Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley.  Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

According to the San Luis Obispo County Outlook Economic Forecast, copyrighted and published by The Regents of the University of California (Santa Barbara), home sales volume declined 11% in 2007, median home prices in San Luis Obispo County decreased 3% through November 2007, and California’s median home prices are up 1.2% through the same period. The declining prices and sales has slowed the pace of new home construction and increased the inventory of new homes. High oil prices are a concern of consumers however, they are high because of demand and not because of supply interruptions. It is not believed they will strangle growth. More likely, they will stimulate the development of new supplies and alternative energy sources.

The UC Santa Barbara Economic Forecast Project recognizes the stresses imposed on the economy by the real estate markets and the Mortgage Backed Securities liquidity crisis. So, their forecast is for slowing growth through the second quarter of 2008, to about a 1.6 percent annual growth rate. Then, they expect a fairly rapid acceleration to almost the growth rates they saw in the first two quarters of 2007, as the Current FED policies really start having an impact in 2008.

California has many idiosyncratic issues. The State’s budget is finally coming to the forefront as a political issue after simmering for years now. Costs of doing business in California continue to be high. New regulations, and the State’s Attorney General’s interpretation of them, will slow growth.

Still, they expect that California’s economy will outperform that of the United States. That growth will be driven by a dynamic tech sector supported by ample venture capital and the World’s best higher educational system. The State will also benefit from increased globalization. Its location on the Pacific Rim, its fine harbors, and the very size of its economy insures that California will enjoy more than its share of international activity.

The Company believes that the local economies, in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to remain relatively stable. However, competition for deposits continues to be very strong both from traditional sources as well as alternative investments such as mutual funds, money market accounts and the stock market. The Bank’s decline in the loan portfolio reflects the slow down in the demand for construction lending and real estate related markets. During 2007 the prime lending rate decreased 100 basis points placing additional pressure on the Company’s margins.

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

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact on the Company of any future changes in monetary policies cannot be predicted. During 2007 the prime lending rate decreased 100 basis points placing additional pressure on the Company’s margins. During the first month of 2008, the prime lending rate decreased 125 basis points placing added pressure on our margins.

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

December 31, 2007

	Minimum	Minimum
	Capital	“Well Capitalized”	Bank	Company
	Requirements	Bank	Actual	Actual
LEVERAGE RATIO	4.0%	5.0%	9.9%	10.5%
TIER 1 RISK-BASED RATIO	4.0%	6.0%	12.3%	13.2%
TOTAL RISK-BASED RATIO	8.0%	10.0%	13.8%	14.6%

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” at December 31, 2007.

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital.  Any additional portion of the trust preferred securities would qualify as Tier II capital.  As of December 31, 2007 the subsidiary trust had $5.2 million in trust preferred securities outstanding, all of which qualifies as Tier 1 capital.

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

Premiums for Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor by the FDIC except for certain retirement accounts which are insured up to $250,000. The Bank is required to pay deposit insurance premiums. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.  Effective January 1, 2007 the FDIC adopted a new rule for the insurance assessment on deposits. Under the new rule the charge for annual insurance deposit assessments will range from a minimum of 5 basis points to a maximum of 43 basis points per $100 of insured deposits depending upon the risk assessment category into which the institution falls. Insured institutions are not all allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

Under the Federal Deposit Insurance Reform Act of 2005, the Bank received a one-time initial assessment credit to recognize its past contributions to the insurance fund. The Bank’s one-time assessment credit was $91,591.61.   This credit can be used to offset assessments until exhausted.  The Bank’s assessment credit will be fully used by June 2008.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980’s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the year ending December 31, 2007 averaged 1.14 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums could have an adverse effect on the operating expenses and results of operations of the Company.   Management cannot predict what insurance assessment rates will be in the future.

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

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC.  The Company electronically files the following reports with the SEC:  Form 10-KSB (Annual Report), Form ARS (Annual Report to Shareholders), Form 10-QSB (Quarterly Report), Form 8-K (Current Report), insider ownership reports and Form DEF 14A (Proxy Statement).  The Company may file additional forms.  The SEC maintains an Internet site, www.sec.gov. in which all forms filed electronically may be accessed.  Additionally, all forms filed with the SEC and additional shareholder information is available free of charge using the Link on the Company’s website:  www.santaluciabank.com.  The Company makes these reports available to the website as soon as reasonable practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-KSB.

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

Risks Associated with our Business.

The current changing economic environment poses significant challenges for us.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets.  While we have very limited direct exposure to the residential real estate market and while we have no sub-prime residential loans or securities backed by such loans on our books, we are nevertheless affected by these events.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, interest rate resets on adjustable rate mortgage loans and other factors could have adverse effects on our borrowers which would adversely affect our financial condition and results of operations.  This deterioration in economic conditions coupled with a possible national economic recession could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences:

•                  Loan delinquencies, problem assets and foreclosures may increase;

•                  Demand for our products and services may decline;

•                  Low cost or non-interest bearing deposits may decrease; and

•                  Collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associate with our existing loans.

A significant portion of our loan portfolio is secured by real estate and a downturn in the local economy and real estate market could affect our business.

At December 31, 2007, real estate served as the principal source of collateral with respect to approximately 79% of our loan portfolio. A decline in current economic conditions could have an adverse effect on the demand for new loans even if rates continue to decline.  It is also understood that the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Company, could affect the Company’s financial condition and results of operations in general and the market value of the Company’s common stock.  Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

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

Within the makeup of our CRE, approximately 38% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  This coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Company targets commercial term loans for owners use as it supports the local business economy.  The Company feels that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

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

Risks Associated with our Stock.

Our Stock Trades Less Frequently Than Others.

Although our common stock is quoted on the over-the-counter market, the trading volume in our common stock is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause out stock price to fall.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

Quarter Ended	Bid Prices (1)
	Low	High
2007
December 31	$23.25	$26.25
September 30	25.00	29.00
June 30	26.00	28.99
March 31	26.00	29.00
2006
December 31	$24.00	$29.00
September 30	24.05	27.00
June 30	26.55	34.50
March 31	25.05	30.25

(1)          Based on data reported by the market makers named above. Does not include information on shares traded directly by shareholders or through other dealers.

Holders

As of January 31, 2008, there were approximately 383 record holders of the Company’s Common Stock. There are no other classes of equity outstanding.

Dividends

The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 2006:

Month Paid	Amount Per Share
March 2006	$0.20
September 2006	0.20
March 2007	0.20
September 2007	0.25

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

Additionally, the Company’s junior subordinated debt agreements contain provisions which prohibit the paying of dividends if it defers payment of interest on outstanding trust preferred securities (See “Item I. Business — Supervision and Regulation — Capital Standards”)

The Company intends to pay cash dividends in the future subject to various factors including regulatory restrictions described above. Whether or not any dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.

Equity Compensation Plan

                The Company has a 2006 Equity Based Compensation plan that provides for grants of incentive stock options, non-qualified stock options, and various other forms of equity awards.  The plan covers a total of 200,000 shares of Company common stock.  When the 2006 Plan was adopted, our prior stock option plans were frozen and no other awards may be granted from such plans.

                The following table summarizes information as of December 31, 2007 relating to our equity based compensation plans:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	102,500	$26.15	97,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	102,500	$26.15	97,500

Purchase of Equity Securities

On October 28, 2006, the Board authorized the repurchase of up to $1,000,000 worth of the Company’s common stock.  This authorization does not have an expiration date.  There were 11,900 shares of the Company’s common stock repurchased in the fourth quarter of 2007 at an average price of $24.54 per share.  All of these shares were purchased in open market transactions.  As of December 31, 2007, the Company is continuing the program and can repurchase up to $146,649 worth of additional shares under the October 2006 authorization.  The chart below shows the number of shares purchased and average price paid per share on a month-to-month basis for the fourth quarter of 2007.

The table below summarizes our monthly repurchases and redemptions of our common equity securities during the three months ended December 31, 2007:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan
October 1 - 31, 2007	0	$0.00	0	$437,848

November 1 - 30, 2007	7,600	24.28	7,600	253,139

December 1 - 31, 2007	4,300	24.75	4,300	146,649

Total	11,900	$24.54	11,900	$146,649

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                The information required by Item 6 of Form 10-KSB is incorporated by reference from the section entitled “Management’s Discussion and Analysis and Results of Operations” in the Company’s 2007 (ARS) Annual Report to Shareholders, filed on February 15, 2008 with the SEC.

ITEM 7.          FINANCIAL STATEMENTS

The financial statements and the notes thereto required by Item 7 of Form 10-KSB are incorporated by reference from the Company’s 2007 (ARS) Annual Report to Shareholders, filed on February 15, 2008 with the SEC.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                        DISCLOSURE

Not applicable.

ITEM 8A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, pursuant to

Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2007 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Internal Control Over Financial Reporting

(a)   Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

/s/ Larry H. Putnam	/s/ John C. Hansen
Larry H. Putnam	John C. Hansen
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

(b)   Changes in Internal Control Over Financial Reporting.

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

During 2007, the Board established a Corporate Governance Committee Charter and Corporate Governance Guidelines. A copy of the Corporate Governance Committee Charter and Guidelines was attached as “Exhibit A” to the Proxy Statement filed with the SEC on February 15, 2008.

The remainder of the information required by Item 9 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 10.               EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

                                RELATED STOCKHOLDER MATTERS

The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 13.               EXHIBITS

             (a)              The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:

Index to Exhibits

Exhibit Number	Exhibit	Sequentially Numbered Pages

3.1	Articles of Incorporation of the Bancorp, as amended	13/

3.2	Bylaws of the Bancorp, as amended	13/

3.3	Certificate of Amendment to Bylaws of Santa Lucia Bank, dated January 16, 2002	7/

10.4	Santa Lucia Bank’s Employee Stock Ownership Plan	1/

10.5	Plan Administrator’s Guide for the Bank’s Employee Stock Ownership Plan	1/

10.6	Santa Lucia Bank’s Profit Sharing Plan	1/

10.9	Salary Continuation agreement by and between Santa Lucia Bank and Stanley R. Cherry, dated February 1, 1997	2/

10.10	Salary Continuation agreement by and between Santa Lucia Bank and Larry H. Putnam, dated February 1, 1997	2/

10.11	Deferred Fee Agreement by and Between Santa Lucia Bank and Khatchik Achadjian, dated February 1, 1997	2/

10.12	Deferred Fee Agreement by and Between Santa Lucia Bank and Dino Boneso, dated February 1, 1997	2/

10.13	Deferred Fee Agreement by and Between Santa Lucia Bank and Jerry W. DeCou, III, dated February 1, 1997	2/

10.14	Deferred Fee Agreement by and Between Santa Lucia Bank and Douglas C. Filipponi, dated February 1, 1997	2/

10.15	Deferred Fee Agreement by and Between Santa Lucia Bank and Jean Hawkins, dated February 1, 1997	2/

10.16	Deferred Fee Agreement by and Between Santa Lucia Bank and Paul G. Moerman, dated February 1, 1997	2/

10.17	Deferred Fee Agreement by and Between Santa Lucia Bank and Norman J. Norton, Jr., dated February 1, 1997	2/

10.18	Deferred Fee Agreement by and Between Santa Lucia Bank and William S. Osibin, dated February 1, 1997	2/

10.19	Deferred Fee Agreement by and Between Santa Lucia Bank and D. Jack Stinchfield, dated February 1, 1997	2/

10.20	Director Retirement Agreement by and between Santa Lucia Bank and Khatchik Achadjian, dated February 1, 1997	2/

10.21	Director Retirement Agreement by and between Santa Lucia Bank and Dino A. Boneso, dated February 1, 1997	2/

10.22	Director Retirement Agreement by and between Santa Lucia Bank and Jerry W. DeCou, III, dated February 1, 1997	2/

10.23	Director Retirement Agreement by and between Santa Lucia Bank and Douglas C. Filipponi, dated February 1, 1997	2/

10.24	Director Retirement Agreement by and between Santa Lucia Bank and Jean Hawkins, dated February 1, 1997	2/

10.25	Director Retirement Agreement by and between Santa Lucia Bank and Paul G. Moerman, dated February 1, 1997	2/

10.26	Director Retirement Agreement by and between Santa Lucia Bank and Willard S. Osibin, dated February 1, 1997	2/

10.27	Director Retirement Agreement by and between Santa Lucia Bank and D. Jack Stinchfield, dated February 1, 1997	2/

10.28	Agreement for Data Processing Services between Santa Lucia Bank and Fiserv Savings and Community Bank Group, dated February 21, 1997	3/

10.29	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.30	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.31	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.32	Software License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.33	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.34	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.35	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.36	Services Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.37	Remote Access Support Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.38	Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen, dated August 1, 1998	4/

10.39	Employment Agreement by and between Santa Lucia Bank and Stanley R. Cherry, dated August 1, 1998	4/

10.40	Employment Agreement by and between Santa Lucia Bank and Larry H. Putnam, dated August 1, 1998	4/

10.41	Employment Agreement by and between Santa Lucia Bank and John C. Hansen dated August 1, 1998	4/

10.42	Santa Lucia Bank 2000 Stock Option Plan and form of stock option agreement	5/

10.44	Amendment to Salary Continuation Agreement of Stanley R. Cherry, Dated April 15, 1998	6/

10.45	Amendment to Salary Continuation Agreement of Larry H. Putnam, dated April 15, 1998	6/

10.46	Amendment to Salary Continuation Agreement of Stanley R. Cherry, dated May 10, 2000	6/

10.47	Amendment to Santa Lucia Bank Director Retirement Agreement with Khatchik H. Achadjian	6/

10.48	Amendment to Santa Lucia Bank Director Retirement Agreement with Dino Boneso, dated January 10, 2001	6/

10.49	Amendment to Santa Lucia Bank Director Retirement Agreement with Jerry W. DeCou, III, dated January 10, 2001	6/

10.50	Amendment to Santa Lucia Bank Director Retirement Agreement with Douglas C. Filipponi, dated January 10, 2001	6/

10.51	Amendment to Santa Lucia Bank Director Retirement Agreement with Jean Hawkins, dated January 10, 2001	6/

10.52	Amendment to Santa Lucia Bank Director Retirement Agreement with Paul G. Moerman, dated January 10, 2001	6/

10.53	Amendment to Santa Lucia Bank Director Retirement Agreement with D. Jack Stinchfield, dated January 10, 2001	6/

10.54	Amendment to Salary Continuation agreement with Stanley R. Cherry, dated January 10, 2001	6/

10.55	Amendment to Salary Continuation agreement with Larry H. Putnam, dated January 10, 2001	6/

10.56	Amendment to Salary Continuation agreement with John C. Hansen, dated January 10, 2001	6/

10.57	401(K) Profit Sharing Plan adopted effective July 1, 2001	7/

10.59	Form of Note Purchase Agreement	9/

10.60	Subordinated Note	9/

10.62	Amendment to Employment Agreement by and between Santa Lucia Bank and John Hansen dated November 11, 2004	11/

10.63	Employment Agreement by and between Santa Lucia Bank and Jim Cowan dated November 11, 2004	11/

10.65	Santa Lucia Bancorp 2006 Equity Based Compensation Plan	12/

10.66	Amended and Restated Employment Agreement by and between Santa Lucia Bank and Larry H. Putnam dated December 15, 2006	13/

10.67	Amended and Restated Employment Agreement by and between Santa Lucia Bank and John C. Hansen dated December 15, 2006	13/

10.68	Amended and Restated Employment Agreement by and between Santa Lucia Bank and James M. Cowan dated December 15, 2006	13/

10.70	Amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and Larry H. Putnam dated April 12, 2007.	14/

10.71	Amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen dated April 12, 2007.	14/

23.1	Consent of independent accountants from Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

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

9/                                      Incorporated by reference from the Bank’s Form 10-QSB for the period ended September 30, 2003

10/                                Incorporated by reference from the Bank’s Form 10-KSB for the period ended December 31, 2003

11/                                Incorporated by reference from the Bank’s Form 10-KSB for the period ended December 31, 2004

12/                                Filed as part of Registrants Registration Statement on Form S-8 (File #333-137997) (Filed on 10/13/06)

13/                                Incorporated by reference from the Bank’s Form 10-KSB for the period ended December 31, 2006

14/                                Incorporated by reference from the Bank’s Form 10-QSB for the period ended March 31, 2007

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

                The information required by Item 14 of Form 10-KSB is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA LUCIA BANCORP

By:	/s/ Larry H. Putnam
LARRY H. PUTNAM
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 19, 2008

By:	/s/ John C. Hansen
JOHN C. HANSEN
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 19, 2008

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:
/s/ Larry H. Putnam	President and	March 19, 2008
LARRY H. PUTNAM	Chief Executive Officer,
and Director

/s/ Jerry W. DeCou III	Chairman of the	March 19, 2008
JERRY W. DECOU III	Board of Directors

/s/ Douglas C. Filipponi	Vice Chairman	March 19, 2008
DOUGLAS C. FILIPPONI	of the Board of Directors

/s/ Khatchik H. Achadjian	Director	March 19, 2008
KHATCHIK H. ACHADJIAN

/s/ Stanley R. Cherry	Director	March 19, 2008
STANLEY R. CHERRY

/s/ Jean Hawkins	Director	March 19, 2008
JEAN HAWKINS

/s/ Paul G. Moerman	Director	March 19, 2008
PAUL G. MOERMAN

/s/ D. Jack Stinchfield	Director	March 19, 2008
D. JACK STINCHFIELD

EXHIBIT INDEX

Exhibit
Sequential
Number	Description

23.1	Consent of independent accountants from Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14
32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code