Form 10-Q
period 2008-03-31
Santa Lucia Bancorp
filed 2008-05-13
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For transition period to

Commission File Number: 000-51901

Santa Lucia Bancorp

(Exact name of registrant as specified in its charter)

California	35-2267934
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7480 El Camino Real, Atascadero, CA 93422

(Address of principal executive offices)

805-466-7087

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of May 5, 2008: 1,923,983.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

	31-Mar-08	31-Dec-07
	(unaudited)
Assets
Cash and due from banks	$9,063	$7,399
Federal funds sold	6,775	—
Total cash and cash equivalents	15,838	7,399

Securities available for sale	47,839	56,107
Loans, net	167,162	166,619
Premises and equipment, net	8,785	8,869
Cash surrender value of life insurance	5,053	5,006
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,468	1,454
Accrued interest and other assets	2,414	3,186
Total Assets	$248,559	$248,640

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$75,685	$77,101
Interest-bearing demand and NOW accounts	13,189	11,996
Money market	25,167	25,440
Savings	26,011	26,337
Time certificates of deposit of $100,000 or more	31,746	38,830
Other time certificates	40,643	33,014
Total Deposits	212,441	212,718
Short-term borrowings	5,000	5,900
Long-term debt	7,155	7,155
Accrued interest and other liabilities	2,363	1,678
Total Liabilities	226,959	227,451
Commitments and contingencies	—	—
Shareholders’ equity
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,925,983 shares at March 31, 2008 and 1,924,873 shares at December 31, 2007	9,894	9,851
Additional Paid-in Capital	394	358
Retained earnings	10,612	10,783
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	700	197
Total shareholders’ equity	21,600	21,189
Total liabilities and shareholders’ equity	$248,559	$248,640

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending
	31-Mar-08	31-Mar-07
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$3,378	$3,876
Federal funds sold	3	68
Investment securities	669	469
	4,050	4,413
Interest expense
Time certificates of deposit of $100,000 or more	426	436
Other deposits	549	541
Short-term borrowings	59	4
Long-term debt	120	137
	1,154	1,118

Net interest income	2,896	3,295

Provision for credit losses	—	—
Net interest income after provision for loan losses	2,896	3,295
Noninterest income
Service charges and fees	149	141
Gain on sale of investment securities	108	—
Other income	98	151
	355	292
Noninterest expense
Salaries and employee benefits	1,416	1,314
Occupancy	160	158
Equipment	158	170
Professional services	149	117
Data processing	122	122
Office related expenses	97	88
Marketing.	105	93
Regulatory assessments	34	13
Directors' fees and expenses	81	78
Other	86	95
	2,408	2,248
Earnings before income taxes	843	1,339

Income taxes	323	521

Net Earnings	$520	$818

Per Share Data
Net Earnings - basic	$0.27	$0.42
Net Earnings - diluted	$0.26	$0.40

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the three month period ended)
	31-Mar-08	31-Mar-07
Cash flows from operating activities:
Net earnings	$520	$818
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	162	170
Provision for loan losses	—	—
Stock-based compensation expense	36	30
Gain on sale of investment securities	(108)	—
Other items, net	1,087	(39)
Net cash provided by operating activities	1,697	979

Cash flows from investing activities:
Proceeds from maturities of investment securities	3,574	2,921
Proceeds from sale of investment securities	5,513	—
Purchases of investment securities	—	—
Net change in loans	(543)	9,275
Purchases of bank premises and equipment	(79)	(17)
Net cash provided by investing activities	8,465	12,179

Cash flows from financing activities:
Net change in deposits	(277)	4,603
Proceeds and tax benefit from exercise of stock options	15	33
Net change in borrowings	(900)	—
Cash dividends paid	(482)	(386)
Stock repurchases	(79)	(125)
Net cash provided by financing activities	(1,723)	4,125

Net increase (decrease) in cash and cash equivalents	8,439	17,283

Cash and cash equivalents at beginning of year	7,399	10,140
Cash and cash equivalents at end of year	$15,838	$27,423

Supplemental disclosure of cash flow information:
Interest paid	$1,144	$1,115
Income taxes paid	$—	$—

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders' Equity

(in thousands except shares outstanding)

	For year ending December 31, 2007 and the period ending March 31, 2008
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2007	1,928,097	$9,567	$216		$9,625	$(271)	$19,137
Cash Dividends					(871)
Exercise of Stock Options	29,247	284	19		(121)
Repurchase and retirement of stock	(32,471)				(853)
Stock-based compensation expense			123
Comprehensive Income:
Net earnings for the year				$3,003	3,003
Change in unrealized gain (loss) on available-for-sale securities, net of tax				467		468
Total Comprehensive Income				$3,470
Balance at December 31, 2007	1,924,873	$9,851	$358		$10,783	$197	$21,189

						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2008	1,924,873	$9,851	$358		$10,783	$197	$21,189
Cash Dividends					(482)
Exercise of Stock Options	4,360	43			(28)
Repurchase and retirement of stock	(3,250)				(79)
Stock-based compensation expense			36
Cumulative effect of change in accounting principle for Split-Dollar Life Insurance Arrangements					(102)
Comprehensive Income:
Net earnings for the year				$520	520
Change in unrealized gain (loss) on available-for-sale securities, net of tax				503		503
Total Comprehensive Income				$1,023
Balance at March 31, 2008	1,925,983	$9,894	$394		$10,612	$700	$21,600

(see accompanying notes)

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Note 1 Bases of Presentation:

The accompanying unaudited condensed consolidated financial statements of Santa Lucia Bancorp (the “Company”) and its subsidiary Santa Lucia Bank (the “Bank”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The unaudited condensed financial statements further assume that the holding company reorganization involving the Bank and Company was effective March 31, 2006 rather than the actual effectiveness of April 3, 2006.  See note 6.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank’s 2007 Annual Report as filed on Form 10KSB.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended March 31, 2008, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of March 31, 2008 and December 31, 2007 is as follows:

	(in thousands)
	31-Mar-08	31-Dec-07

Real estate - construction	$47,334	$47,819
Real estate - other	82,481	81,895
Commercial	38,388	38,017
Consumer	1,201	1,237
Gross Loans	169,404	168,968

Deferred loan fees	(626)	(676)
Allowance for loan losses	(1,616)	(1,673)
Net Loans	$167,162	$166,619

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

The Bank’s Allowance for loan losses as a percentage of total loans was .95% as of March 31, 2008 and 0.99% as of December 31, 2007.  Management believes that the Allowance for loan losses at March 31, 2008 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk.  As of March 31, 2008, real estate served as the principal source of collateral with respect to approximately 76.64% of our loan portfolio, of which, 42.68% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 63.95% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The Bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects.  The Bank originates loans on a limited number of large projects and 31.89% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

A continued decline in current economic conditions and the declining interest rates have had an effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of March 31, 2008 and 2007 amounts to approximately $60,095,000 and $51,505,000 respectively, of which approximately $4,045,000 and $2,666,000 are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Three Months Ending
	31-Mar-08		31-Mar-07
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$520		$818
Average shares outstanding		1,925,842		1,929,495
Used in Basic EPS	520	1,925,842	818	1,929,495
Dilutive effect of outstanding stock options		53,706		102,426
Used in Diluted EPS	$520	1,979,548	$818	2,031,921

Note 5 Stock Based Compensation

The Company has two stock option plans, which are fully described in Note K in the Bank’s Annual Report on
Form 10-KSB.  On January 1, 2006, the Company implemented Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS 123R”) which replaced SFAS 123 and supersedes APB Opinion No. 25 and the related implementation guidance.  SFAS 123R addresses accounting for equity-based compensation arrangements, including employee stock options.  The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after January 1, 2006.  Additionally, compensation expense for unvested options that were outstanding at December 31, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123.

Note 6- Recent  Accounting Promoucements

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115”, became effective January 1, 2008.  The Company has not elected to fair value any existing financial instruments under SFAS No. 159.

Effective January 1, 2008, upon adoption of SFAS 157, “Fair Value Measurements”, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

•                  Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•                  Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

•                  Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The only assets and liabilities measured at fair value on a recurring basis is our securities available for sale which total $47.8 million which are all valued using level 2 valuations.

In September 2006, the FASB ratified the FASB’s Emerging Issues Task Force (or “EITF”) consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and in March 2007 the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance Arrangements.”  The EITF’s consensus on both of these issues focuses on the accounting for arrangements in which a company has agreed to share a portion of the value of the insurance policy with the employee.  These arrangements are referred to as “split-dollar” arrangements.  Entities with split-dollar life insurance policies had to accrue, for years beginning after December 15, 2007, liabilities and associated expense for those insurance benefits under the same rules that apply when such benefits are provided by means other than life insurance.  The provisions of EITF No 06-4 was applied through a cumulative effect adjustment to our beginning retained earnings totaling $102,000

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2008.  This analysis should be read in conjunction with the Company’s 2007 Annual Report as filed on Form 10KSB and with the unaudited financial statements and notes as set forth in this report.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, and other factors referenced in the Company’s 2007 Annual Report as filed on form 10KSB, including in “Item 1. Business - Factors That May Affect Future Results of Operations.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Company reported financial results driven by the economic realities in its market areas.  Net income for the three months ended March 31, 2008 decreased 36.4% to $520 thousand compared to $818 thousand for the comparable period in 2007.  Diluted earnings per share decreased $0.14 to $0.26 from $0.40 for the same period in 2007.  The primary reason for the decrease in EPS was the Federal Reserve Bank reduction of the Fed Funds Rate by 2.0% in the first quarter of 2008, following a 1.0% decrease in the last two quarters of 2007.  The Company is asset sensitive, which means when interest rates decline, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits. In a declining interest rate environment, this has a negative effect on net interest margin.  Such was the case in the last two quarters of 2007 and the first quarter of 2008.  The Company’s net interest margin decreased from 6.14% to 5.21% when comparing March 31, 2007 to March 31, 2008.  Net interest income was $2.9 million at March 31, 2008 compared to $3.3 million at March 31, 2007, or $400 thousand less than the previous year. This is primarily due to declining yields on variable rate loans which comprises 78.0% of our loan portfolio.

Noninterest income for the three months ended March 31, 2008 increased 21.6% to $355 thousand compared to $292 thousand for the comparable period in 2007.  The increase is primarily due to the sale of $5.5 million in Mortgage

Backed Securities which created a net gain of $108,000.  The Mortgage Backed Securities were sold to increase liquidity for the anticipated loan fundings over the next few months.

Noninterest expense for the three months ended March 31, 2008 increased by 7.1% or $160 thousand to $2.4 million compared to the same period in 2007.  The increase in noninterest expense was primarily attributed to increases in salary and employee benefits and legal fees related to the collection of non-accrual loans.

Net loans increased $543 thousand or 0.3% during the three months ending March 31, 2008 compared to a decrease of $9.3 million or 5.5% for the same period ending March 31, 2007.  Total real estate loans increased $100 thousand and commercial loans increased $335 thousand during the first three months of 2008.  Construction loans decreased $485 thousand or 1.0% while Real Estate loans increased $586 thousand or 0.7% to $82.5 million and Commercial loans increased $371 thousand or 1.0% to $38.3 million for the first three months of 2008 compared to December 31, 2007.

Gross loans increased $6.6 million or 4.1% as of March 31, 2008 compared to March 31, 2007.  Construction loans decreased $3.2 million or 6.3%, Real Estate loans increased $6.1 million or 8.0% and Commercial loans increased $4.1 million or 11.9% for the same period. The growth in Commercial loans was adversely affected by the payoff of several substantial relationships in 2007.

Deposits decreased $.3 million or .1% during the first three months of 2008 compared to an increase of $4.6 million or 2.2% during the same period in 2007. Non-interest bearing demand deposits decreased $1.4 million or 1.8% during the three month period ending March 31, 2008, while interest bearing deposits increased $1.1 million or .8%. As of March 31, 2008 compared to March 31, 2007 deposits decreased $5.2 million or 2.4% overall. Non interest bearing deposit decreased $6.3 million or 7.7% and interest bearing savings and time certificates increased $1.0 million or 1.0%.  The bank was pleased to see an increase in new account activity during the first quarter of 2008.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)
	Unaudited
	Three Months Ended
	March 31,		%
	2008	2007	Change
Summary of Operations:
Interest Income	$4,050	$4,413	-8.23%
Interest Expense	1,154	1,118	3.22%
Net Interest Income	2,896	3,295	-12.11%
Provision for Loan Loss	—	—	—

Net Interest Income After Provision for Loan Losses	2,896	3,295	-12.11%
Noninterest Income	355	292	21.58%
Noninterest Expense	2,408	2,248	7.12%

Income Before Income Taxes	843	1,339	-37.04%
Income Taxes	323	521	-38.00%

Net Income	$520	$818	-36.43%

Cash Dividends Paid	$482	$386	24.87%

Per Share Data:
Net Income - Basic	$0.27	$0.42	-35.71%
Net Income - Diluted	$0.26	$0.40	-35.00%
Dividends	$0.250	$0.200	25.00%
Book Value	$11.21	$10.10	10.99%

Common Outstanding Shares:	1,925,983	1,932,724	-0.35%

Statement of Financial Condition Summary:
Total Assets	$248,559	$246,181	0.97%
Total Deposits	212,441	217,591	-2.37%
Total Net Loans	167,162	160,405	4.21%
Allowance for Loan Losses	1,616	1,731	-6.64%
Total Shareholders’ Equity	21,600	19,528	10.61%

Selected Ratios:
Return on Average Assets	0.84%	1.35%	-37.60%
Return on Average Equity	9.52%	16.79%	-43.28%
Net interest margin	5.21%	6.14%	-15.15%
Average Loans as a Percentage of Average Deposits	79.68%	78.50%	1.51%
Allowance for Loan Losses to Total Loans	0.95%	1.06%	-10.51%
Tier I Capital to Average Assets - “Bank Only”	9.88%	9.42%	4.88%
Tier I Capital to Risk-Weighted Assets - “Bank Only”	12.37%	12.00%	3.08%
Total Capital to Risk-Weighted Assets - “Bank Only”	13.83%	13.78%	0.36%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROAE.  Our net income decreased 36.4% to $520 thousand for the quarter ended March 31, 2008 from $818 thousand for the same period in 2007.  The Company is asset sensitive, which means when interest rates decrease, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits.  In a declining interest rate environment, this has a negative effect on net interest margin.  Such was the case the last two quarters of 2007 and the first quarter of 2008.  The primary reason for the decrease in EPS was the Federal Reserve Bank actions that reduced the Bank’s Prime Lending Rate by 2.0% in the first quarter of 2008, following a 1.0% decrease in the last two quarters of 2007. This caused the Company’s net interest margin to decrease from 6.1% to 5.2% when comparing March 31, 2007 to March 31, 2008.  Net interest income was $2.9 million at March 31, 2008 compared to $3.3 million at March 31, 2007, or $400 thousand less due primarily to declining yields on our variable rate loans.  Basic and diluted earnings per share for the quarter ended March 31, 2008 were $0.27, and $0.26, respectively, which compares to $0.42 and $0.40 for the quarter ended March 31, 2007.  ROAE for the quarter ending March 31, 2008, decreased to 9.5% compared to 16.8% for the same period in 2007.

Return on Average Assets.  Our return on average assets, or ROAA, is a measure we use to compare our performance with other bank’s and bank holding companies.  ROAA for the quarter ended March 31, 2008 was .84% compared to 1.35% for the same period in 2007 primarily due to the reductions in net interest income and in net interest margin.

Asset Quality.  For all bank’s and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of nonperforming loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans.  These measures are key elements in estimating the future earnings of a company. There were three nonperforming loans totaling $2,119,000 as of March 31, 2008 (one of these nonperforming loans totaling $1.2 million was repaid in April 2008), compared to three loans totaling $2,175,000 at December 31, 2007 and $97,000 at March 31, 2007.  Nonperforming loans as a percentage of total loans decreased to 1.25% as of March 31, 2008, compared to 1.29% at December 31, 2007 and 0.06% as of March 31, 2007.  Net charge-offs to average loans were .03% for the three months ended March 31, 2008, compared to 0.04% as of December 31, 2007 and 0.00% as of March 31, 2007.  Allowance for loan losses decreased 6.64% to $1.62 million when comparing March 31, 2008 to March 31, 2007.

Asset Growth.  As revenues from both net interest income and non-interest income are a function of asset size, the slight decline in assets has a direct impact on decreasing net income and EPS.  Total assets of $248.6 million remained the same for the period ending March 31, 2008 compared to December 31, 2007. Total assets for the period ending December 31, 2007 of $248.6 million increased compared to $246.1 million as of March 31, 2007.  Total deposits decreased to $212.4 million as of March 31, 2008 compared to $212.7 million as of December 31, 2007 and $217.6 million as of March 31, 2007. This reduction reflects in part a decline of $6.3 million or 7.7% in demand deposit as our customers utilize excess funds in their business and the shifting from non-interest bearing accounts into savings and time certificates.  Gross loans increased to $169.4 million as of March 31, 2008 compared to $169.0 million as of December 31, 2007 and $162.8 million as of March 31, 2007.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio increased to 74.1% for the first three months of 2008 compared to 62.7% for the same period in 2007, this is due to a decrease in the bank’s net interest margin, and an increase in noninterest expense.  Net interest income before provision decreased 12.1% to $2.9 million for the three months ended March 31, 2008, while operating expenses increased 7.1% to $2.4 million from $2.2 million.

Economic Conditions

The Company believes that the local economies, in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to remain relatively stable other than the construction industry and real estate related jobs. However, competition for deposits continues to be very strong both from traditional sources as well as alternative investments such as mutual funds, money market accounts and the stock market. The Bank’s growth in the loan portfolio reflects increased demand for commercial loans and various term real estate products. During the first quarter 2008 the prime lending rate decreased 200 basis points placing additional pressure on the Company’s margins.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months ended March 31, 2008 compared with the three months ended March 31, 2007.

RESULTS OF OPERATIONS

Net Income

Net income of $520 thousand for the three months ended March 31, 2008, reflects a $298 thousand or 36.4% decrease over the like period in 2007. Net interest income decreased primarily due to the Federal Reserve Bank decreasing the prime lending rate by 2.0% during the first quarter of 2008 which followed a 1.0% decrease in the last two quarters of 2007. The Company’s loan portfolio was repricing at a faster rate than the deposits causing the net interest margin to decrease.

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

During the last part of 2007, and the first quarter of 2008 the company had significant pay downs in construction loans, we were not able to replace the payoffs fast enough during that period. We currently are experiencing good loan growth and have a significant pipeline of pending loans that will fund in the last three quarters of 2008.

The following table presents for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities.

AVERAGE BALANCE SHEET INFORMATION

	For the three months ending March 31,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Loans	$166,382	$3,378	8.12%	$167,786	$3,876	9.24%
Investment securities	55,433	669	4.83%	41,352	469	4.54%
Federal funds sold	651	3	1.84%	5,378	68	5.06%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	222,466	4,050	7.28%	214,516	4,413	8.23%
Other assets	26,019			29,467
Less allowance for loan losses	(1,665)			(1,700)
Total average assets	$246,820			$242,283

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$12,173	$9	0.30%	$13,408	$12	0.36%
Money Market	24,679	150	2.43%	22,749	131	2.30%
Savings	25,962	38	0.59%	27,405	77	1.12%
Time certificates of deposit	71,691	778	4.34%	66,744	757	4.54%
Total average interest-bearing deposits	134,505	975	2.90%	130,306	977	3.00%

Short-term borrowings	6,980	59	3.38%	303	4	0.00%
Long-term borrowings	7,155	120	6.71%	7,155	137	7.66%
Total interest-bearing liabilities	148,640	1,154	3.11%	137,764	1,118	3.25%

Demand deposits.	74,306			83,442
Other liabilities	2,027			1,584
Shareholders’ equity	21,847			19,493
Total average liabilities and shareholders’ equity	$246,820			$242,283
Net interest income		$2,896			$3,295
Net interest margin			5.21%			6.14%

Net interest income decreased 12.1%, for the quarter ended March 31, 2008 as compared to the same period in 2007, as decreasing yields on earning assets, and the slower effect of repricing higher cost of funds.  The yield on interest-earning assets decreased to 7.3% for the current quarter, as compared to 8.1% in the immediately preceding quarter and 8.2% a year ago.  The cost of total interest-bearing liabilities decreased to 3.1% for the current quarter, as compared to 3.4% in the immediately preceding quarter and 3.3% a year ago.

Net interest margin for the three months ended March 31, 2008 was 5.2% compared to 6.1% for the three months ended March 31, 2007.  This represents a decrease of 93 basis points or 15.2%.  The decrease was caused by deposits that were repricing more slowly as the Federal Reserve Bank reduced the prime lending rate 1.0% during the last two quarters of 2007 and 2.0% in the first quarter of 2008, which had an immediate impact on our variable rate loans. The table below indicates a decrease in the fed fund portfolio from 2.5% of average earning assets as of March 31, 2007 to 0.3% as of March 31, 2008.  The table also indicates a decrease in the loan portfolio from 78.2% of average earning assets to 74.8% and an increase in investment portfolio from 19.3% to 24.9% when comparing March 31, 2007 to March 31, 2008:

	(dollars in thousands)
		Percent of		Percent of
	March	Earning	March	Earning
	2008	Assets	2007	Assets
Federal Funds Sold	$651	0.29%	$5,378	2.51%
Loans	166,382	74.79%	167,786	78.22%
Investments	55,433	24.92%	41,352	19.28%
Total Average Earning Assets	$222,466	100.00%	$214,516	100.00%

For the three months ended March 31, 2008, the average prime rate was 6.22%, the average Fed Fund rate was 1.84%, and the yield on the investment portfolio averaged 4.83%.  During the three months ended March 31, 2007 the average prime rate was 8.25%, the average Fed Fund rate was 5.06%, and the Bank’s investment portfolio posted an average yield of 4.54%.  These decreases were primarily due to the 200 basis point decrease in the prime lending rate from January 1, 2008 to March 31, 2008.

Deposit interest expense for the three months ended March 31, 2008 totaled $975,000, which reflects a decrease of $2,000 or 0.2% over the like period in 2007.  The slight decrease in deposit interest expense was due to the declining interest rates.  The schedule shown below indicates that interest bearing savings and time deposits increased $1.0 million or 1.1% from March of 2007 to March of 2008.  During the same period, non interest bearing deposits decreased $6.3 million or 7.7%.

	(dollars in thousands)
	March	March	Dollar	Percent
	2008	2007	Variance	Variance
Noninterest bearing deposits	$74,306	$83,442	$(9,136)	-10.95%
Interest bearing demand deposits	36,852	36,157	695	1.92%
Interest bearing savings and time	97,653	94,149	3,504	3.72%
Total Deposits	$208,811	$213,748	$(4,937)	-2.31%

The average deposit cost of funds for the three months ended March 31, 2008 decreased 20 basis points from 3.3% in March of 2007 to 3.1% in March of 2008.  The Company anticipates a continued decrease in its deposit cost of funds during the balance of this year as higher cost fixed rate deposits mature.

Noninterest Income

Noninterest income for the three months ended March 31, 2008 was $355,000 compared to $292,000 for the same period in 2007.  That represents an increase of $63,000 or 21.6%, which is primarily due to the $108,000 gain on sale of $5.5 million in Mortgage Backed Securities.

Service charges on deposit accounts for the three months ended March 31, 2008 totaled $149,000, which represents an increase of $8,000 or 5.7% compared to $141,000 in the same period of 2007.  The increase in services charges was primarily due to NSF fees collected.

Gain on sale of investment securities totaled $108,000 for the three months ended March 31, 2008.  During the same period ended March 31, 2007 no gains were realized.

Other noninterest income for the three months ended March 31, 2008 was $98,000 compared to $151,000 for a decrease of $53,000 or 35.1% compared to the same period of 2007.  The decrease was primarily due to the recovery of legal fees in the first quarter of 2007.

Operating Expenses

Salary and employee benefits for the three months ended March 31, 2008 totaled $1,416,000, which reflects an increase of $102,000 or 7.8% over the like period in 2007.  This increase is attributed to normal staff related increases and rising group insurance expenses.

Occupancy expense for the three months ended March 31, 2008 totaled $160,000, which reflects an increase of $2,000 or 1.0% over the same period in 2007. This was primarily due to the cost of utilities increasing.

Equipment expense for the three months ended March 31, 2007 totaled $158,000, which reflects a decrease of $12,000 or 7.1% over the same period in 2007. This was primarily due to the decrease of $9,000 in the depreciation expense of furniture fixtures and equipment.

Professional services for the three months ended March 31, 2008 totaled $149,000, which reflects an increase of $32,000 or 27.4% over the same period in 2007.  This was primarily due to an increase in legal fees related to the collection of non-accrual loans.

Data processing expense for the three months ended March 31, 2008 totaled $122,000, which reflects no change from the same period in 2007.

Office related expense for the three months ended March 31, 2008 totaled $97,000, which reflects an increase of $9,000 or 10.2% over the same period in 2007.  This was primarily due to an increase in stationery and supplies.

Marketing related expense for the three months ended March 31, 2008 totaled $105,000 which reflects an increase of $12,000 or 12.6% over the same period in 2007.  This was primarily due to the continued enhanced newspaper and television advertising campaign.

Regulatory assessment fees for the period ending March 31, 2008 was $35,000, which reflects an increase of $21,000 or 156.0% increase over the same period in 2007. This was primarily due to the Federal Deposit Insurance Reform Act of 2005, the Bank received a one-time initial assessment credit to recognize its past contributions to the insurance fund. The Bank’s one-time assessment credit was $91,591.61.  The Bank’s assessment credit was fully used by March 2008.

Director expense for the three months ended March 31, 2008 totaled $81,000, which reflects an increase of $3,000 or 3.9% over the like period in 2007.

Other expense for the three months ended March 31, 2008 totaled $86,000, which reflects a decrease of $9,000 or 9.5% over the same period in 2007.  This was primarily due to the decrease in messenger and courier expense.

Loan Related Data

The Company has taken several positive steps over the past years to improve upon the overall credit administration of the Bank.  The Company has implemented additional controls to ensure the quality of the overall credit portfolio.  The Bank has been able to increase the loan portfolio without lowering credit quality, which has been validated by the Bank’s outside credit review firm.  The Bank’s credit portfolio continues to be reviewed by our outside loan review firm on a monthly basis and it is the opinion of management as well as the outside credit review firm that there are no significant weaknesses in the credit portfolio. The Bank does not make subprime loans.

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	March	December	March
	2008	2007	2007
Charge offs	$58	$61	$—
Recoveries	1	80	76
OREO	—	—	—
Nonaccrual Loans	2,119	2,175	97
Accruing loans over 90 days past due	—	—	—
Allowance for Loan Loss	1,616	1,673	1,731
Period-end Gross Loans	169,404	168,968	162,817

	March	December	March
	2008	2007	2007
Ratio comparison to Period-end Gross Loans to
Charge offs	0.03%	0.04%	0.00%
Recoveries	0.00%	0.05%	0.05%
OREO	0.00%	0.00%	0.00%
Nonaccrual Loans	1.25%	1.29%	0.06%
Accruing loans over 90 days past due	0.00%	3.20%	0.00%
Allowance for Loan Loss	0.95%	0.99%	1.06%

Allowance for Loan Losses

The Bank made no addition to its allowance for loan losses during the three month period ending March 31, 2008. The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at March 31, 2008 is adequate.  The allowance on that date was .95% of total loans, compared to .99% at December 31, 2007 and 1.06% at March 31, 2007.

Nonaccrual Loans

The Bank had three non-accrual loans totaling $2,119,000 as of March 31, 2008, compared to two nonaccrual loan totaling $97,000 at March 31, 2007.  One nonaccrual loan totaling $1.2 million was paid off in April 2008.

OREO

The Bank currently has no OREO property on its books.

Other Borrowings

On January 28, 2008 the Company entered into a six month advance with FHLB for $5,000,000 at a fixed rate of 2.94%.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,155,000 in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3,000,000 to the Bank.  The Company paid $76,000 in interest expense during the three month period ending March 31, 2008.

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

The $2.0 million in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.5%.  The initial rate for the notes was 5.5%.  The rate as of March 31, 2008, was 6.75%.  Quarterly principal payments of $166,678 will begin in the third quarter of 2008 and continue over the next three years. The notes mature in June 2011.

Capital

Total shareholders’ equity at March 31, 2008 totaled $21,600,000 compared to $21,189,000 at December 31, 2007, for an increase of $411,000 or 2.0%. This increase is due primarily to an increase in the market value of the investment portfolio of $504,000, increase in profits of $520,000 and a decrease of $482,000 for the payment of cash dividends that were paid to shareholders of record as of March 31, 2008.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	March	Dec.
	“Well-Capitalized”	Minimum Ratio	2008	2007
Tier I Capital (to Average Assets)	5.00%	4.00%	9.88%	9.85%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	12.37%	12.33%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	13.83%	13.80%

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two federal fund lines totaling $5.9 million and two credit lines with FHLB totaling $53.0 million. On January 28, 2008 the Company entered into a six month advance with FHLB for $5,000,000 at a fixed rate of 2.94%. Liquidity is considered sufficient to meet our current needs. The Bank’s current Liquidity policy is to maintain a liquidity ratio of  not less than 20.0% based on regulatory formula. As of March 31, 2008 the Bank had a liquidity ratio of 27.97%.

Interest Rate Sensitivity

The Bank closely follows the maturities and repricing opportunities of both assets and liabilities to reduce gaps in interest spreads.  An analysis is performed quarterly to determine the various interest sensitivity gaps, the economic value of equity and earnings at risk.  The reports indicate that the Bank is asset sensitive, meaning that when interest rates change, assets (loans) will reprice faster than short-term liabilities (deposits).  Therefore, with the decrease in the prime lending rate loans are repricing faster than the deposits.

The asset liability reports as of March 31, 2008 indicate that the Bank has an actual dollar risk exposure of $535,000 to interest income if interest rates fall 100 basis points.  This represents a 4.98% risk to projected interest income.  The Equity to Asset ratio is currently 15.51% and will fall to a projected 14.55% if interest rates fall 100 basis points.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$(583)	$(535)	$0	$454	$979
Percent of Risk	-5.3%	-4.9%	0.0%	4.1%	8.9%

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

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received.  For a fuller discussion of these financial instruments, refer to Note M of the Bank’s financial statements contained in Item 7 of Part II of the Bank’s Form 10-KSB for the year ended December 31, 2007.

Critical Accounting Policies

This discussion should be read in conjunction with the unaudited consolidated financial statements of the Company, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements, including the note’s thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Bank’s Form 10-KSB for the year ended December 31, 2007.

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

ITEM 3 QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management uses various asset/liability strategies to manage the re-pricing characteristics of the Company’s earning assets and funding liabilities to ensure that exposure to interest rate fluctuations is within its guidelines of acceptable risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of the Company’s securities are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Interest rate risk is addressed by our Asset Liability Management Committee (“ALCO”) which is comprised of senior management officers of the bank. The ALCO monitors interest rate risk by analyzing the potential impact on the net equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to maintain, within acceptable ranges, the potential impact on net equity value and net interest income despite fluctuations in market interest rates.

Exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO and the Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring interest rate risk within approved limits.

ITEM 4T – CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II  – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (c) Stock Repurchases

On October 28, 2006, the Board authorized the repurchase of up $1,000,000 worth of the Company’s common stock.  This authorization does not have an expiration date.  There were 3,250 shares of the Company’s common stock repurchased in the first quarter of 2008 at an average price of $24.18 per share.  All of these shares were purchased in open market transactions.  As of March 31, 2008, the Company is continuing the program and can repurchase up to $67,604 worth of additional shares under the October 2006 authorization.  The chart below shows the number of shares purchased and average price paid per share on a month-to-month basis for the first quarter of 2008.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan

January 1 - 31, 2008	0	$0.00	0	$146,649

February 1 - 29, 2008	3,050	24.20	3,050	72,484

March 1 - 31, 2008	200	24.10	200	67,604

Total	3,250	$24.18	3,250	$67,604

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Bank held its Annual Meeting of Shareholders on March 19, 2008.  The following is the only matter that was presented and voted on at the meeting:

1.     Election of Directors.  The following, all of which were the incumbent directors of the Bank, were elected to serve until the next annual meeting of shareholders.  The directors elected were:

	Votes	Votes
	For	Withheld
Khatchik H. Achadjian	1,604,533	18,343
Stanley R Cherry	1,603,746	19,130
Jerry W. DeCou III	1,604,541	18,335
Douglas C. Filipponi	1,604,614	18,262
John C. Hansen	1,604,238	18,638
Jean Hawkins	1,604,614	18,262
Paul G. Moerman	1,583,534	39,342
Larry H. Putnam	1,603,819	19,057
D. Jack Stinchfield	1,583,613	39,263

ITEM 6.  Exhibits

10.1	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Larry H. Putnam dated March 19, 2008.

10.2	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and John C. Hansen dated March 19, 2008.

10.3	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and James Cowan dated March 19, 2008

10.4	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Jerry W. DeCou dated March 19, 2008.

10.5	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Douglas C. Filipponi dated March 19, 2008.

10.6	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Khatchik Achadjian dated March 19, 2008.

10.7	Third Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Stanley R. Cherry dated March 19, 2008.

10.8	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Jean Hawkins dated March 19, 2008.

10.9	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Paul G. Moerman dated March 19, 2008.

10.10	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and D. Jack Stinchfield dated March 19, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA LUCIA BANCORP

Date:	May 9, 2008	/s/ Larry H. Putnam
Larry H. Putnam
President and Chief Executive Officer

Date:	May 9, 2008	/s/ John C. Hansen
John C. Hansen
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Sequential
Number	Description

10.1	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Larry H. Putnam dated March 19, 2008.

10.2	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and John C. Hansen dated March 19, 2008.

10.3	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and James Cowan dated March 19, 2008

10.4	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Jerry W. DeCou dated March 19, 2008.

10.5	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Douglas C. Filipponi dated March 19, 2008.

10.6	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Khatchik Achadjian dated March 19, 2008.

10.7	Third Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Stanley R. Cherry dated March 19, 2008.

10.8	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Jean Hawkins dated March 19, 2008.

10.9	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Paul G. Moerman dated March 19, 2008.

10.10	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and D. Jack Stinchfield dated March 19, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002