Form 10KSB/A
period 2007-12-31
Santa Lucia Bancorp
filed 2008-07-23
CIK 1355607

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

                This Amendment No. 1 on Form 10-KSB/A (this “amendment”) amends our Annual Report on form 10-KSB for the fiscal year ended December 31, 2007, originally filed on March 21, 2008 (the “Original Filing”).  This amendment does the following:  supplements certain information in Management’s Discussion and Analysis; adds Exhibit 13.1, which was inadvertently omitted from the Original Filing; and corrects Exhibit 23.1.  The Original Filing continues to speak as of the date of the original filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

i

PART II

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Liquidity

The Company closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an orderly manner.  Management monitors liquidity in relation to trends of loans and deposits for short term and long-term requirements.  Liquidity sources are cash, deposits with other banks, overnight Federal Fund investments, investment securities and the ability to sell loans.  As of December 31, 2007, the Bank’s liquidity ratio was 25.0% compared to 24.5% at December 31, 2006 and 27.7% at December 31, 2005.  The 25.0% liquidity ratio at December 31, 2007 is well within the Company’s policy limit.

The ability to have readily available funds that are sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. The Company’s liquidity (represented by cash and due from banks, federal funds sold and available-for-sale securities) is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, the Company devotes time and resources to analyzing trends and  demands and projecting the amount of funds that will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short term borrowings or the disposition of short term assets. The Bank has two borrowing arrangements with the Federal Home Loan Bank of San Francisco. The first allows the Bank to borrow up to approximately $41.0 million against which the Bank has pledged approximately $100.0 million in its real estate secured loans. The second arrangement allows the Bank to borrow up to approximately $12.0 million against which the Bank has pledged approximately $12 million of its investment securities. The Bank also has two borrowing lines at correspondent banks totaling $5.9 million.

As a secondary source of liquidity, the Company has reviewed the relative distribution of its asset portfolios (e.g., reducing investment or loan volumes and/or selling or encumbering assets). Further, the Company has the ability to increase liquidity by soliciting higher levels of deposit accounts through promotional activities and borrowing from correspondent banks as well as the FHLB. At the current time, the Company’s long term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

The Company follows a formal liquidity policy, and in the opinion of management, its liquid assets are considered adequate to meet the cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At December 31, 2007, the Company had $63.5 million in liquid assets comprised of $7.4 million in cash and cash equivalents and $56.1 million in available-for-sale securities.

The Company’s liquidity is comprised of three primary classifications: cash flows provided by operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as investment and other amortizations and depreciation. For the year ended December 31, 2007, net cash provided by operating activities was $4.3 million, compared to net cash provided by operating activities of $2.9 million in 2006.

The Company’s primary investing activities was the purchase of $13.3 million in securities. The main contribution of the net cash in investing activities has been influenced by the decrease of loan activity. The net decrease in loans for the year ended December 31, 2007 was $5.3 million compared to the same period in 2006 of which net loans increased $23.9 million.

Capital

The Bank is required to maintain a minimum leverage-capital ratio of Tier I (as defined) to total assets based on the Bank’s ratings under the regulatory rating system. At the end of 2007, all Bank capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.  As of December 31, 2007 the regulatory total capital to risk-weighted assets ratio was 13.8% compared to 13.1% as of December 31, 2006 and 11.3% as of December 31, 2005. The regulatory Tier I capital to risk-weighted assets ratio was 12.3% on December 31, 2007 compared to 11.4% on December 31, 2006 and 9.3% as of December 31, 2005.  The regulatory Tier I capital to average assets ratio was 9.9% as of December 31, 2007 compared to 9.1% as of December 31, 2006 and 7.2% as of December 31, 2005.

The Bank’s Tier I Capital ratio increased 74 basis points and the Bank’s Total Capital to Risk Weighted Assets ratio increased 67 basis points, due to the strong earnings of $3.2 million for 2007.

In order to manage the Company’s capital position more efficiently, in 2006 the Company issued $5,155,000 in junior subordinated debt securities (the “debt securities”) to the Santa Lucia Bancorp (CA) Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on July 7, 2036.  These debt securities may be redeemed for 105% of the principal balance through July 7, 2011, subject to any required regulatory approvals, and then at par thereafter.  Interest is payable quarterly beginning July 7, 2006 at 1.48% over the quarterly adjustable 3-month LIBOR.  Of this $5.2 million, the Company contributed $3 million to the Bank and retained $2.2 million at the Company level in which $1.0 million was used to repurchase the Company’s  stock.  The securities do not entitle the holders to voting rights in the Company but contain certain restrictive covenants, including restrictions on the payment of dividends to the holders of the Company’s common stock in the event that interest payments on the trust preferred securities are postponed.  The capital received from the trust preferred issuance is designated as Tier 1 capital for regulatory purposes.

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

Off-Balance Sheet Arrangements

 The Company, in the ordinary course of business, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Additionally, in connection with the issuance of trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that the trust has not made such payments or distributions and has the funds, therefore: (i) accrued and unpaid distributions; (ii) the redemption price; and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. Management does not believe that these off-balance sheet arrangements have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, but there can be no assurance that such arrangements will not have a future effect. See Consolidated Financial Statements in Note M for more information regarding the Company’s commitments.

PART 111

ITEM 13.               EXHIBITS

(a)           The following exhibits are filed as part of the form 10-KSB, and this list includes the Exhibit Index:

EXHIBIT INDEX

Exhibit Sequentially Number Pages	Exhibit	Numbered

3.1	Articles of Incorporation of the Bancorp, as amended	(13)

3.2	Bylaws of the Bancorp, as amended	(13)

3.3	Certificate of Amendment to Bylaws of Santa Lucia Bank, dated January 16, 2002	(7)

10.4	Santa Lucia Bank’s Employee Stock Ownership Plan	(1)

10.5	Plan Administrator’s Guide for the Bank’s Employee Stock Ownership Plan	(1)

10.6	Santa Lucia Bank’s Profit Sharing Plan	(1)

10.9	Salary Continuation agreement by and between Santa Lucia Bank and Stanley R. Cherry, dated February 1, 1997	(2)

10.10	Salary Continuation agreement by and between Santa Lucia Bank and Larry H. Putnam, dated February 1, 1997	(2)

10.11	Deferred Fee Agreement by and Between Santa Lucia Bank and Khatchik Achadjian, dated February 1, 1997	(2)

10.12	Deferred Fee Agreement by and Between Santa Lucia Bank and Dino Boneso, dated February 1, 1997	(2)

10.13	Deferred Fee Agreement by and Between Santa Lucia Bank and Jerry W. DeCou, III, dated February 1, 1997	(2)

10.14	Deferred Fee Agreement by and Between Santa Lucia Bank and Douglas C. Filipponi, dated February 1, 1997	(2)

10.15	Deferred Fee Agreement by and Between Santa Lucia Bank and Jean Hawkins, dated February 1, 1997	(2)

10.16	Deferred Fee Agreement by and Between Santa Lucia Bank and Paul G. Moerman, dated February 1, 1997	(2)

10.17	Deferred Fee Agreement by and Between Santa Lucia Bank and Norman J. Norton, Jr., dated February 1, 1997	(2)

10.18	Deferred Fee Agreement by and Between Santa Lucia Bank and William S. Osibin, dated February 1, 1997	(2)

10.19	Deferred Fee Agreement by and Between Santa Lucia Bank and D. Jack Stinchfield, dated February 1, 1997	(2)

10.20	Director Retirement Agreement by and between Santa Lucia Bank and Khatchik Achadjian, dated February 1, 1997	(2)

10.21	Director Retirement Agreement by and between Santa Lucia Bank and Dino A. Boneso, dated February 1, 1997	(2)

10.22	Director Retirement Agreement by and between Santa Lucia Bank and Jerry W. DeCou, III, dated February 1, 1997	(2)

10.23	Director Retirement Agreement by and between Santa Lucia Bank and Douglas C. Filipponi, dated February 1, 1997	(2)

10.24	Director Retirement Agreement by and between Santa Lucia Bank and Jean Hawkins, dated February 1, 1997	(2)

10.25	Director Retirement Agreement by and between Santa Lucia Bank and Paul G. Moerman, dated February 1, 1997	(2)

10.26	Director Retirement Agreement by and between Santa Lucia Bank and Willard S. Osibin, dated February 1, 1997	(2)

10.27	Director Retirement Agreement by and between Santa Lucia Bank and D. Jack Stinchfield, dated February 1, 1997	(2)

10.28	Agreement for Data Processing Services between Santa Lucia Bank and Fiserv Savings and Community Bank Group, dated February 21, 1997	(3)

10.29	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	(3)

10.30	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	(3)

10.31	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	(3)

10.32	Software License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	(3)

10.33	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	(3)

10.34	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	(3)

10.35	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	(3)

10.36	Services Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	(3)

10.37	Remote Access Support Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	(3)

10.38	Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen, dated August 1, 1998	(4)

10.39	Employment Agreement by and between Santa Lucia Bank and Stanley R. Cherry, dated August 1, 1998	(4)

10.40	Employment Agreement by and between Santa Lucia Bank and Larry H. Putnam, dated August 1, 1998	(4)

10.41	Employment Agreement by and between Santa Lucia Bank and John C. Hansen dated August 1, 1998	(4)

10.42	Santa Lucia Bank 2000 Stock Option Plan and form of stock option agreement	(5)

10.44	Amendment to Salary Continuation Agreement of Stanley R. Cherry, Dated April 15, 1998	(6)

10.45	Amendment to Salary Continuation Agreement of Larry H. Putnam, dated April 15, 1998	(6)

10.46	Amendment to Salary Continuation Agreement of Stanley R. Cherry, dated May 10, 2000	(6)

10.47	Amendment to Santa Lucia Bank Director Retirement Agreement with Khatchik H. Achadjian	(6)

10.48	Amendment to Santa Lucia Bank Director Retirement Agreement with Dino Boneso, dated January 10, 2001	(6)

10.49	Amendment to Santa Lucia Bank Director Retirement Agreement with Jerry W. DeCou, III, dated January 10, 2001	(6)

10.50	Amendment to Santa Lucia Bank Director Retirement Agreement with Douglas C. Filipponi, dated January 10, 2001	(6)

10.51	Amendment to Santa Lucia Bank Director Retirement Agreement with Jean Hawkins, dated January 10, 2001	(6)

10.52	Amendment to Santa Lucia Bank Director Retirement Agreement with Paul G. Moerman, dated January 10, 2001	(6)

10.53	Amendment to Santa Lucia Bank Director Retirement Agreement with D. Jack Stinchfield, dated January 10, 2001	(6)

10.54	Amendment to Salary Continuation agreement with Stanley R. Cherry, dated January 10, 2001	(6)

10.55	Amendment to Salary Continuation agreement with Larry H. Putnam, dated January 10, 2001	(6)

10.56	Amendment to Salary Continuation agreement with John C. Hansen, dated January 10, 2001	(6)

10.57	401(K) Profit Sharing Plan adopted effective July 1, 2001	(7)

10.59	Form of Note Purchase Agreement	(9)

10.60	Subordinated Note	(9)

10.62	Amendment to Employment Agreement by and between Santa Lucia Bank and John Hansen dated November 11, 2004	(11)

10.63	Employment Agreement by and between Santa Lucia Bank and Jim Cowan dated November 11, 2004	(11)

10.65	Santa Lucia Bancorp 2006 Equity Based Compensation Plan	(12)

10.66	Amended and Restated Employment Agreement by and between Santa Lucia Bank and Larry H. Putnam dated December 15, 2006	(13)

10.67	Amended and Restated Employment Agreement by and between Santa Lucia Bank and John C. Hansen dated December 15, 2006	(13)

10.68	Amended and Restated Employment Agreement by and between Santa Lucia Bank and James M. Cowan dated December 15, 2006	(13)

10.70	Amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and Larry H. Putnam dated April 12, 2007.	(14)

10.71	Amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen dated April 12, 2007.	(14)

13.1	The Company’s 2007 Annual Report to Shareholders (parts not incorporated by reference are furnished for informational purposes only and are not filed herewith) previously filed on February 15, 2008 *

23.1	Revised consent of independent accountants from Vavrinek, Trine, Day & Co., LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14 *

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14 *

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code *

*              Filed Herewith

(1)           Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 1995

(2)           Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 1996

(3)           Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 1997

(4)           Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 1998

(5)           Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 1999

(6)                                  Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 2000

(7)                                  Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 2001

(8)                                  Incorporated by reference from the Bank’s Form 10-KSB for the year ended December 31, 2002

(9)                                  Incorporated by reference from the Bank’s Form 10-QSB for the period ended September 30, 2003

(10)                            Incorporated by reference from the Bank’s Form 10-KSB for the period ended December 31, 2003

(11)                            Incorporated by reference from the Bank’s Form 10-KSB for the period ended December 31, 2004

(12)                            Filed as part of Registrants Registration Statement on Form S-8 (File #333-137997) (Filed on 10/13/06)

(13)                            Incorporated by reference from the Bank’s Form 10-KSB for the period ended December 31, 2006

(14)                            Incorporated by reference from the Bank’s Form 10-QSB for the period ended March 31, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA LUCIA BANCORP

By:	/s/ Larry H. Putnam
LARRY H. PUTNAM
President and Chief Executive Officer
(Principal Executive Officer)
Dated: July 22, 2008

By:	/s/ John C. Hansen
JOHN C. HANSEN
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: July 22, 2008

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:
/s/ Larry H. Putnam	President and	July 22, 2008
LARRY H. PUTNAM	Chief Executive Officer,
and Director

/s/ Jerry W. DeCou III	Chairman of the	July 22, 2008
JERRY W. DECOU III	Board of Directors

/s/ Douglas C. Filipponi	Vice Chairman	July 22, 2008
DOUGLAS C. FILIPPONI	of the Board of Directors

/s/ John C. Hansen	Executive Vice President and	July 22, 2008
JOHN C. HANSEN	Chief Financial Officer and
Director

/s/ Jean Hawkins	Director	July 22, 2008
JEAN HAWKINS

/s/ Paul G. Moerman	Director	July 22, 2008
PAUL G. MOERMAN

EXHIBIT INDEX

Index to Exhibits

13.1	Annual Report to Shareholders filed on February 15, 2008
23.1	Revised consent of independent accountants from Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14
32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code