Form 10-Q
period 2008-06-30
Santa Lucia Bancorp
filed 2008-08-11
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of August 8, 2008: 1,923,053.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

	30-Jun-08	31-Dec-07
	(unaudited)
Assets
Cash and due from banks	$7,286	$7,399
Federal funds sold	—	—
Total cash and cash equivalents	7,286	7,399

Securities available for sale	45,492	56,107
Loans, net	178,432	166,619
Premises and equipment, net	8,697	8,869
Cash surrender value of life insurance	5,100	5,006
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,489	1,454
Accrued interest and other assets	2,935	3,186
Total Assets	$249,431	$248,640

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$76,400	$77,101
Interest-bearing demand - NOW	11,925	11,996
Money Market	25,544	25,440
Savings	25,289	26,337
Time certificates of deposit of $100,000 or more	38,959	38,830
Other time certificates	31,375	33,014
Total Deposits	209,492	212,718
Short-term borrowings	9,300	5,900
Long-term debt	7,155	7,155
Accrued interest and other liabilities	2,048	1,678
Total Liabilities	227,995	227,451
Commitments and contingencies	—	—
Shareholders’ Equity
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,923,053 shares at June 30, 2008 and 1,924,873 shares at December 31, 2007	9,894	9,851
Additional Paid-in Capital.	430	358
Retained earnings	10,927	10,783
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	185	197
Total Shareholders’ Equity	21,436	21,189
Total Liabilities and Shareholders’ Equity	$249,431	$248,640

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending		For the six month period ending
	30-Jun-08	30-Jun-07	30-Jun-08	30-Jun-07
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$3,153	$3,745	$6,531	$7,621
Federal funds sold	13	78	16	146
Investment securities	573	538	1,242	1,007
	3,739	4,361	7,789	8,774
Interest expense
Interest-bearing demand deposits	9	12	18	24
Money Market	129	142	279	273
Savings	16	71	54	147
Time certificates of deposit	663	790	1,441	1,548
Short-term borrowings	41	4	100	8
Long-term debt	91	137	211	274
	949	1,156	2,103	2,274

Net interest income	2,790	3,205	5,686	6,500

Provision for credit losses	40	—	40	—
Net interest income after provision for loan losses	2,750	3,205	5,646	6,500
Noninterest income
Service charges and fees	136	149	285	290
Gain on sale of investment securities	—	—	108	—
Other income	128	105	226	256
	264	254	619	546
Noninterest expense
Salaries and employee benefits	1,397	1,285	2,813	2,599
Occupancy	154	152	314	310
Equipment	169	163	327	333
Professional services	132	95	281	212
Data processing	130	128	252	250
Office related expenses	83	79	180	167
Marketing	99	99	204	192
Regulatory assessments	45	18	79	31
Directors’ fees and expenses	85	86	166	164
Other	102	94	188	189
	2,396	2,199	4,804	4,447
Earnings before income taxes	618	1,260	1,461	2,599

Income taxes	236	486	559	1,007

Net Earnings	$382	$774	$902	$1,592

Per Share Data
Net earnings - basic	$0.20	$0.40	$0.47	$0.82
Net Earnings - diluted	$0.19	$0.38	$0.46	$0.78

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the six month period ended)
	30-Jun-08	30-Jun-07
Cash flows from operating activities:
Net earnings	$902	$1,592
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	322	328
Provision for loan losses	40	—
Stock-based compensation expense	72	60
Loss (gain) on sale of investment securities	(108)	—
Other items, net	536	(885)
Net cash provided by operating activities	1,764	1,095

Cash flows from investing activities:
Proceeds from maturities of investment securities	5,051	4,977
Proceeds from sale of investment securities	5,513	—
Purchases of investment securities	—	(11,356)
Net change in loans	(11,852)	11,229
Purchases of bank premises and equipment	(150)	(72)
Net cash provided in investing activities	(1,438)	4,778

Cash flows from financing activities:
Net change in deposits	(3,226)	727
Proceeds and tax benefit from exercise of stock options	15	100
Net change in borrowings	3,400	—
Stock Repurchase	(146)	(407)
Cash dividends paid	(482)	(386)
Net cash provided by financing activities	(439)	34

Net increase (decrease) in cash and cash equivalents	(113)	5,907

Cash and cash equivalents at beginning of year	7,399	10,140
Cash and cash equivalents at end of year	$7,286	$16,047

Supplemental disclosure of cash flow information:
Interest paid	$2,113	$1,821
Income taxes paid	$510	$845

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

	For year ending December 31, 2007 and the period ending June 30, 2008
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2007	1,928,097	$9,567	$216		$9,625	$(271)	$19,137
Cash Dividends					(871)
Exercise of Stock Options	29,247	284	19		(121)
Repurchase and retirement of stock	(32,471)				(853)
Stock-based compensation expense			123
Comprehensive Income:
Net earnings for the year				$3,003	3,003
Change in unrealized gain (loss) on available-for-sale securities, net of tax				467		468
Total Comprehensive Income				$3,470
Balance at December 31, 2007	1,924,873	$9,851	$358		$10,783	$197	$21,189

						Accumulated
				Additional		Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2008	1,924,873	$9,851	$358		$10,783	$197	$21,189
Cash Dividends					(482)
Exercise of Stock Options	4,360	43			(28)
Repurchase and retirement of stock	(6,180)				(146)
Stock-based compensation expense			72
Cumulative effect of change in accounting principle for Split-Dollar Life Insurance Arrangements					(102)
Comprehensive Income:
Net earnings for the year				$902	902
Change in unrealized gain (loss) on available-for-sale securities, net of tax				(12)		(12)
Total Comprehensive Income				$890
Balance at June 30, 2008	1,923,053	$9,894	$430		$10,927	$185	$21,436

(see accompanying notes)

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Note 1 Bases of Presentation:

The accompanying unaudited condensed consolidated financial statements of Santa Lucia Bancorp (the “Company”) and its subsidiary Santa Lucia Bank (the “Bank”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank’s 2007 Annual Report as filed on Form 10-KSB “as amended”.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended June 30, 2008, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of June 30, 2008 and December 31, 2007 is as follows:

	(in thousands)
	30-Jun-08	31-Dec-07

Real estate - construction	$49,543	$47,819
Real estate - other	90,432	81,895
Commercial	39,458	38,017
Consumer	1,272	1,237
Gross Loans	180,705	168,968

Deferred loan fees	(617)	(676)
Allowance for loan losses	(1,656)	(1,673)
Net Loans	$178,432	$166,619

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

The Bank’s Allowance for loan losses as a percentage of total loans was .92% as of June 30, 2008 and 0.99% as of December 31, 2007.  Management believes that the allowance for loan losses at June 30, 2008 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk.  As of June 30, 2008, real estate served as the principal source of collateral with respect to approximately 79.1% of our loan portfolio, of which, 46.4% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 26.5% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The Bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects.  The Bank originates loans on a limited number of large projects and 27.5% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of June 30, 2008 and 2007 amounts to approximately $53,307,000 and $51,932,000 respectively, of which approximately $3,141,000 and $4,419,000 are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Six Months Ending
	30-Jun-08		30-Jun-08
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$382		$902
Average shares outstanding		1,924,165		1,925,004
Used in Basic EPS	382	1,924,165	902	1,925,004
Dilutive effect of outstanding stock options		49,407		51,557
Used in Diluted EPS	$382	1,973,572	$902	1,976,561

	Three Months Ending		Six Months Ending
	30-Jun-07		30-Jun-07
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$774		$1,592
Average shares outstanding		1,933,694		1,931,612
Used in Basic EPS	774	1,933,694	1,592	1,931,612
Dilutive effect of outstanding stock options		89,189		96,529
Used in Diluted EPS	$774	2,022,883	$1,592	2,028,141

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

Note 6 Recent Accounting Promoucements

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

The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale which total $46.9 million which are all valued using level 2 valuations.

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

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2008. This analysis should be read in conjunction with the Company’s 2007 Annual Report as filed on Form 10-KSB “as amended” and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-QSB (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, and other factors referenced in the Company’s 2007 Annual Report as filed on form 10-KSB “as amended”, including in “Item 1. Business - Factors That May Affect Future Results of Operations.” When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

EXECUTIVE OVERVIEW

General

Santa Lucia Bancorp (the “Company”) (OTC Bulletin Board SLBA.OB) is a California corporation organized in 2006 to act as the holding company for Santa Lucia Bank (the “Bank”), a four office bank serving San Luis Obispo and northern Santa Barbara Counties

The Company reported financial results driven by the economic realities in its market areas. Net income for the six month period ending June 30, 2008 decreased 43.3% to $902 thousand compared to $1,592 thousand for the same period in 2007. Net income for the three months ended June 30, 2008 decreased 50.7% to $382,000 compared to $774,000 for the comparable period in 2007. Diluted earnings per share for the three months ended June 30, 2008 decreased 50.0% to $0.19 from $0.38 for the same three month period in 2007 and decreased 41.0% to $0.46 from $0.78 for the six months ended June 30, 2008 compared to the same period in 2007. The primary reason for the decrease in Earnings Per Share was the Federal Reserve Bank reduction in the Fed Funds Rate by 2.0% in the first quarter 2008 and an additional .25% in the second quarter, following a 1.0% decrease in the last two quarters of 2007. The Company is asset sensitive, which means when interest rates decrease, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits. A declining interest rate environment has a negative effect on the Bank’s net interest margin. Such was the case in the last two quarters of 2007 and the first two quarters of 2008. The decrease in the prime lending rate coupled with a shift of deposits from non interest bearing to money market accounts caused the Company’s net interest margin to decrease from 6.07% to 5.10% when comparing the six months ended June 30, 2007 to June 30, 2008. Net interest income decreased 12.5% from $6,500,000 at June 30, 2007 to $5,686,000 at June 30, 2008. This was

primarily due to the declining yields on variable rate loans which comprises approximately 79.1% of our loan portfolio and repricing of some fixed rate loans in order to retain customer relations.

Noninterest income for the three months ended June 30, 2008 increased 3.9% to $264 thousand compared to $254 thousand for the comparable period in 2007. Noninterest income for the six months ended June 30, 2008 increased 13.4% to $619 thousand compared to $546 thousand for the comparable period in 2007. The increase is primarily due to the sale of $5.5 million in Mortgage Back Securities in the first quarter of 2008 which created a net gain of $108,000. The Mortgage Backed Securities were sold to increase liquidity for the anticipated loan fundings during the second quarter of 2008.

Noninterest expense for the three months ended June 30, 2008 increased by 9.0% or $197,000 to $2,396,000 compared $2,199,000 for the comparable period in 2007. Noninterest expense for the six months ended June 30, 2008 increased by 8.0% or $357,000 to $4,804,000 compared to $4,447,000 for the comparable period in 2007. The increase in noninterest expense was primarily attributed to legal fees related to the collection of non-accrual loans and increases in salary and employee benefits.

Net loans increased $11.8 million or 7.1% during the six months ending June 30, 2008 compared to a decrease of $11.2 million or 6.6% during the same period in 2007. Real estate loans increased $10.3 million for the six months ending June 2008 compared to the decrease of $10.5 million for the same period in 2007. Commercial loans increased $1.4 million or 3.8% during the first six months of 2008 compared to a decrease of $362 thousand or 0.99% for the same period in 2007.

Deposits decreased $3.2 million or 1.5% during the first six months of 2008 compared to an increase of $727 thousand or 0.3% during the same period in 2007. Non-interest bearing demand deposits decreased $701 thousand during the six month period ending June 30, 2008 compared to a decrease of $6.8 million during the six month period ending June 30, 2007. Interest bearing deposits decreased $2.5 million during the six month period ending June 30, 2008 compared to an increase of $7.5 million during the six month period ending June 30, 2007. Interest bearing demand deposits decreased $71 thousand during the six month period ending June 30, 2008. During the six month period ending June 30, 2008, Money Market deposits increased $104 thousand, Savings decreased $1.0 million, Time Certificates of Deposits over $100,000 increased $129 thousand while other Time Certificates of Deposits decreased $1.6 million.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
Summary of Operations:
Interest Income	$3,739	$4,361	-14.26%	$7,789	$8,774	-11.23%
Interest Expense	949	1,156	-17.91%	2,103	2,274	-7.52%
Net Interest Income	2,790	3,205	-12.95%	5,686	6,500	-12.52%
Provision for Loan Loss	40	—	—	40	—	—

Net Interest Income After Provision for Loan Losses	2,750	3,205	-14.20%	5,646	6,500	-13.14%
Noninterest Income	264	254	3.94%	619	546	13.37%
Noninterest Expense	2,396	2,199	8.96%	4,804	4,447	8.03%

Income Before Income Taxes	618	1,260	-50.95%	1,461	2,599	-43.79%
Income Taxes	236	486	-51.44%	559	1,007	-44.49%

Net Income	$382	$774	-50.65%	$902	$1,592	-43.34%

Cash Dividends Paid	$482	$386	24.87%	$482	$386	24.87%

Per Share Data:
Earnings Per Share - Basic	$0.20	$0.40	-50.00%	$0.47	$0.82	-42.68%
Earnings Per Share - Diluted	$0.19	$0.38	-50.00%	$0.46	$0.78	-41.03%
Dividends	$0.25	$0.20	25.00%	$0.25	$0.20	25.00%
Book Value	$11.15	$10.27	8.54%	$11.15	$10.27	8.54%

Common Outstanding Shares:	1,923,053	1,936,294	-0.68%	1,923,053	1,936,294	-0.68%

Statement of Financial Condition Summary:
Total Assets				$249,431	$242,353	2.92%
Total Deposits				209,492	213,715	-1.98%
Total Net Loans				178,432	158,452	12.61%
Allowance for Loan Losses				1,656	1,724	-3.94%
Total Shareholders’ Equity				21,436	19,892	7.76%

Selected Ratios:
Return on Average Assets	0.62%	1.28%	-51.97%	0.73%	1.32%	-44.63%
Return on Average Equity	7.10%	15.63%	-54.55%	8.32%	16.21%	-48.64%
Net interest margin	4.99%	6.00%	-16.83%	5.10%	6.07%	-15.98%
Average Loans as a Percentage of Average Deposits	82.50%	75.56%	9.18%	81.10%	77.03%	5.29%
Allowance for Loan Losses to Total Loans	0.92%	1.07%	-14.06%	0.92%	1.07%	-14.06%
Tier I Capital to Average Assets - “Bank Only”				9.98%	9.77%	2.15%
Tier I Capital to Risk-Weighted Assets - “Bank Only”				12.20%	12.33%	-1.05%
Total Capital to Risk-Weighted Assets - “Bank Only”				13.63%	14.10%	-3.33%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROAE.  Our net income decreased 50.65%, to $382 thousand for the three month period ending June 30, 2008 from $774 thousand for the same period in 2007.  Net income decreased 43.34%, to $902,000 for the six months ended June 30, 2008 from $1,592,000 for the same period in 2007.  The Company is asset sensitive, which means when interest rates decrease, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits.  A declining interest rate environment has a negative effect on net interest margin.  Such was the case the last two quarters of 2007 and in the first two quarters of 2008.  During the first quarter of 2008 the Federal Reserve Bank reduced the Prime Lending Rate by 2.00% followed by and additional ..25% reduction in the second quarter 2008. This caused the Company’s net interest margin to decline for the three months ended June 30, 2008 to 4.99% compared to 6.00% for the same period in 2007. For the six months ending June 30, 2008 the Company’s net interest margin declined to 5.10% compared to 6.07% for the same period in 2007.  Net interest income was $5,686,000 for the six months ended June 30, 2008 compared to $6,500,000 for the same period in 2007.  Basic and diluted earnings per share for the quarter ended June 30, 2008 were $0.20 and $0.19, which compares to $0.40 and $0.38 for the quarter ended June 30, 2007.  Basic and diluted earnings per share for the six months ended June 30, 2008 were $0.47 and $0.46, which compares to $0.82 and $0.78 for the quarter ended June 30, 2007.  ROAE for the quarter ending June 30, 2008, decreased to 7.10% compared to 15.63% for the same period in 2007.  ROAE for the six months ending June 30, 2008, decreased to 8.32% compared to 16.21% for the same period in 2007.

Return on Average Assets.  Our return on average assets, or ROAA, is a measure we use to compare our performance with other bank’s and bank holding companies.  ROAA for the quarter ended June 30, 2008 was 0.62% compared to 1.28% for the same period in 2007.  ROAA for the six months ended June 30, 2008 was 0.73% compared to 1.32% for the same period in 2007 primarily due to the reductions in net interest income and in net interest margin.

Asset Quality.  For all banks’s and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of nonperforming loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans.  These measures are key elements in estimating the future earnings of a company.  There was one nonperforming loan totaling $900 thousand as of June 30, 2008, compared to three loans totaling $2,175 thousand at December 31, 2007 and one $89 thousand loan at June 30, 2007.  Nonperforming loans as a percentage of total loans decreased to 0.50% as of June 30, 2008, compared to 1.29% at December 31, 2007 and 0.06% as of June 30, 2007.  Charge-offs to average loans were 0.03% for the six months ended June 30, 2008, compared to 0.04% as of December 31, 2007 and 0.00% as of June 30, 2007.  Allowance for loan losses decreased 3.94% to $1.6 million when comparing June 30, 2007 to June 30, 2008.  The allowance decreased to 0.92% of total loans when comparing 0.99% as of December 31, 2007.

Asset Growth.  As revenues from both net interest income and non-interest income are a function of asset size, the slight growth in assets has a direct impact on increasing net income and EPS.  The majority of our assets are loans, and the majority of our liabilities are deposits; therefore the ability to generate loans and deposits are fundamental to our asset growth.  Total assets increased 0.32% to $249.4 million as of June 30, 2008 from $248.6 million as of December 31, 2007 and $242.4 million as of June 30, 2007.  Total deposits decreased $3.2 million for the six months ending to $209.5 million or 1.52% as of June 30, 2008 compared to $212.7 million as of December 31, 2007 and $213.7 million as of June 30, 2007.  Deposit growth has slowed during 2008 due to the intense competition for deposits, as well as alternative investments such as mutual funds, money market funds, and the stock market.  Gross loans increased $11.7 million or 6.92% to $180.7 million as of June 30, 2008 compared to $169.0 million as of December 31, 2007 and $160.8 million as of June 30, 2007.  The investment portfolio decreased 18.92% or $10.6 million over the past six months from $56.1 million as of December 31, 2007 to $45.5 million as of June 30, 2008.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio decreased to 76.2% for the first six months of 2008 compared to 63.1% for the same period in 2007, primarily due to decreases in the bank’s net interest margin, and the increase in noninterest expense.  Net interest income before provision decreased 12.52% to $5.7 million for the six months ended June 30, 2008, while operating expenses increased 8.03% to $4.8 million from $4.4 million.

Economic Conditions

The Company believes that the local economies, in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to remain relatively stable except for the slowdown in the construction industry and real estate market. However, competition for deposits continues to be very strong both from traditional sources as well as alternative investments such as mutual funds, money market accounts and the stock market. The Bank’s growth in the loan portfolio reflects increased demand for commercial loans and various term real estate products. During the first quarter 2008 the prime lending rate decreased 200 basis points followed by an additional 25 basis points in the second quarter placing additional pressure on the Company’s margins.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months and six months ended June 30, 2008 compared with the three and six months ended June 30, 2007.

RESULTS OF OPERATIONS

Net Income

Net income of $382,000 for the three months ended June 30, 2008, reflects a $392,000 or 50.65% decrease over the like period in 2007.  Net income of $902,000 for the six months ended June 30, 2008, reflects a $690,000 or 43.34% decrease over the like period in 2007.  Net interest income decreased primarily due to the Federal Reserve Bank decreasing the prime lending rate 2.00% in the first quarter of 2008 followed by a .25% in the second quarter 2008. The Company’s loan portfolio was repricing at a faster rate than the deposits causing net income and the net interest margin to decrease.

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

Loan growth increased for the six months ending June 30, 2008 $11.8 million or 12.61% compared to a decrease of $11.2 million or 6.62% for same period in 2007.  The Company continues to experience good loan growth with a significant pipeline of pending loans that should fund in the third quarter 2008.

The following table presents for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities.

AVERAGE BALANCE SHEET INFORMATION

	For the three months ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$174,146	$3,153	7.24%	$160,346	$3,745	9.34%
Investment securities	46,991	573	4.88%	46,952	538	4.58%
Federal funds sold	2,342	13	2.22%	6,228	78	5.01%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	223,479	3,739	6.69%	213,526	4,361	8.17%
Other assets	25,984			29,399
Less allowance for loan losses	(1,627)			(1,731)
Total average assets	$247,836			$241,194

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$12,635	$9	0.28%	$13,376	$12	0.36%
Money Market	26,520	129	1.95%	24,646	142	2.30%
Savings	25,103	16	0.25%	26,024	71	1.09%
Time certificates of deposits	71,073	663	3.73%	67,952	790	4.65%
Total average interest-bearing deposits	135,331	817	2.41%	131,998	1,015	3.08%

Short-term borrowings	5,907	41	2.78%	293	4	5.46%
Long-term debt	7,155	91	5.09%	7,155	137	7.66%
Total interest-bearing liabilities	148,393	949	2.56%	139,446	1,156	3.32%

Demand deposits	75,761			80,205
Other liabilities	2,176			1,740
Shareholders’ equity	21,506			19,803
Total average liabilities and shareholders’ equity	$247,836			$241,194
Net interest income		$2,790			$3,205
Net interest margin			4.99%			6.00%

AVERAGE BALANCE SHEET INFORMATION

	For the six months ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$170,274	$6,531	7.67%	$164,046	$7,621	9.29%
Investment securities	51,212	1,242	4.85%	44,167	1,007	4.56%
Federal funds sold	1,497	16	2.14%	5,805	146	5.03%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	222,983	7,789	6.99%	214,018	8,774	8.20%
Other assets	26,053			29,432
Less allowance for loan losses	(1,656)			(1,716)
Total average assets	$247,380			$241,734

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$12,403	$18	0.29%	$13,393	$24	0.36%
Money Market	25,599	279	2.18%	23,703	273	2.30%
Savings	25,534	54	0.42%	26,710	147	1.10%
Time certificates of deposit	71,383	1,441	4.04%	67,350	1,548	4.60%
Total average interest-bearing deposits	134,919	1,792	2.66%	131,156	1,992	3.04%

Short-term borrowings	6,443	100	3.10%	298	8	5.37%
Long-term debt	7,155	211	5.90%	7,155	274	7.66%
Total interest-bearing liabilities	148,517	2,103	2.83%	138,609	2,274	3.28%

Demand deposits	75,033			81,815
Other liabilities	2,154			1,662
Shareholders’ equity	21,676			19,648
Total average liabilities and shareholders’ equity	$247,380			$241,734
Net interest income		$5,686			$6,500
Net interest margin			5.10%			6.07%

Net interest income decreased 12.95%, for the quarter ended June 30, 2008 and decreased 12.52% for the six months ended June 30, 2008 as compared to the same periods in 2007, as yields decreased on earning assets, and higher cost funds reprice more slowly.  For the six months ending June 30, 2008 the yield on interest-earning assets decreased to 6.99% compared to 8.20% for the same period in 2007. The cost of total interest-bearing deposits decreased .38% to 2.66% for the six months ending June 30, 2008 compared to 3.04% in the immediately preceding six months in 2007.

Net interest margin for the three months ended June 30, 2008 was 4.99% compared to 6.00% for the three months ended June 30, 2007.  Net interest margin for the six months ended June 30, 2008 was 5.10% compared to 6.07% for the six months ended June 30, 2007.  This represents a decrease of 97 basis points or 15.98% between six month periods.  The decrease in the Bank’s net interest margin was primarily caused by the Federal Reserve Bank reduction of 200 basis points in the first quarter 2008 followed by a 25 basis point reduction in the second quarter 2008. These reductions in the prime lending rate had an immediate negative impact on the earnings of the company as variable rate loans repriced faster than fixed rate deposits.

For the three months ended June 30, 2008, the average prime rate was 5.08%, the average Federal Funds rate was 2.22%, and the yield on the investment portfolio averaged 4.88%.  During the three months ended June 30, 2007 the average prime rate was 8.25%, the average Federal Fund rate was 5.01%, and the Bank’s investment portfolio posted an average yield of 4.58%.  For the six months ended June 30, 2008, the average prime rate was 5.65%, the average Federal Fund rate was 2.14%, and the yield on the investment portfolio averaged 4.85%.  During the six months ended June 30, 2007 the average prime rate was 8.25%, the average Federal Fund rate was 5.03%, and the Bank’s investment portfolio posted an average yield of 4.56%. These decreases were primarily due to the Federal Reserve Bank’s 200 basis point reduction in the first quarter followed by a 25 basis point reduction in the second quarter 2008.

Deposit interest expense for the three months ended June 30, 2008 totaled $817,000, which reflects a decrease of $198,000 or 19.51% over the like period in 2007.  Deposit interest expense for the six months ended June 30, 2008 totaled $1,792,000, which reflects a decrease of $200,000 or 10.04% over the like period in 2007.  The decrease in deposit interest expense was due to the decrease in interest rates paid on interest bearing accounts in conjunction with the Federal Reserve Bank 2.25% decrease in the prime lending rate for the first two quarters of 2008.  The schedule shown below indicates that interest bearing deposits and time deposits decreased $1.2 million or 0.89% from June of 2007 to June of 2008.  During the same period, noninterest bearing deposits decreased $3.0 million or 3.82%.

	(dollars in thousands)
	June	June	Dollar	Percent
	2008	2007	Variance	Variance
Noninterest bearing deposits	$76,400	$79,432	$(3,032)	-3.82%
Interest bearing deposits.	37,469	38,853	(1,384)	-3.56%
Interest bearing time.	95,623	95,430	193	0.20%
Total Deposits.	$209,492	$213,715	$(4,223)	-1.98%

The average deposit cost of funds for the three months ended June 30, 2007 decreased 67 basis points from 3.08% in June of 2007 to 2.41% in June of 2008.  The average deposit cost of funds for the six months ended June 30, 2008 decreased 45 basis points from 3.04% in June of 2007 to 2.66% in June of 2008.  The Company anticipates deposit growth to increase for the balance of the year causing a small increase in its deposit cost of funds.

Noninterest Income

Noninterest income for the three months ended June 30, 2008 was $264,000 compared to $254,000 for the same period in 2007.  Noninterest income for the six months ended June 30, 2008 was $619,000 compared to $546,000 for the same period in 2007.  That represents an increase of $73,000 or 13.37% for the six months ending June 30, 2008, which is primarily due to the $108,000 gain on the sale of $5.5 million in Mortgage Backed Securities.

Service charges on deposit accounts for the three months ended June 30, 2008 totaled $136,000, which represents a decrease of $13,000 or 8.72% over the same period in 2007.  Service charges on deposit accounts for the six months ended June 30, 2008 totaled $285,000, which represents a decrease of $5,000 or 1.72% over the same period in 2007.  The decrease in services charges was primarily due to a reduction in NSF fees collected.

Gain on sale of investment securities totaled $108,000 for the six months ended June 30, 2008. During the same period ended June 30, 2007 no gains were realized.

Other noninterest income for the three months ended June 30, 2008 was $128,000 compared to $105,000 for the same period in 2007.  Other noninterest income for the six months ended June 30, 2008 was $226,000 compared to $256,000 for the same period in 2007.  That represents a decrease of $30,000 or 11.7% between the six month periods ended June 30 2007 and 2008.  The decrease is primarily due to a recovery of legal fees and costs on a previously charged off loan in 2007.

Operating Expenses

Salary and employee benefits for the three months ended June 30, 2008 totaled $1,397,000, which reflects an increase of $112,000 or 8.72% over the like period in 2007.  Salary and employee benefits for the six months ended June 30, 2008 totaled $2,813,000, which reflects an increase of $214,000 or 8.23% over the like period in 2007.  This increase is attributed to additions to staff and normal staff related increases.

Occupancy expense for the three months ended June 30, 2008 totaled $154,000, which reflects an increase of $2,000 or 1.32% over the same period in 2007.  Occupancy expense for the six months ended June 30, 2008 totaled $314,000, which reflects an increase of $4,000 or 1.29% over the same period in 2007.  This was primarily due to increased maintenance and repairs coupled with rising utility expenses.

Equipment expense for the three months ended June 30, 2008 totaled $169,000, which reflects an increase of $6,000 or 3.68% over the same period in 2007.  Equipment expense for the six months ended June 30, 2008 totaled $327,000, which reflects a decrease of $6,000 over the same period in 2007. The decrease in equipment expense for the six months ending June 30, 2008 was caused by scheduled fixed assets dropping off the system after being fully depreciated.

Professional services for the three months ended June 30, 2008 totaled $132,000, which reflects an increase of $37,000 or 38.95% over the same period in 2007.  Professional services for the six months ended June 30, 2008 totaled $281,000, which reflects an increase of $69,000 or 32.55% over the same period in 2007.  This was primarily due to the increase in legal fees related to the collection of non-accrual loans.

Data processing expense for the three months ended June 30, 2008 totaled $130,000, which reflects an increase of $2,000 or 1.56% from the same period in 2007.  Data processing expense for the six months ended June 30, 2008 totaled $252,000, which reflects an increase of $2,000 or 0.80% from the same period in 2007. This was primarily due to increased fees of 3.5%.

Office related expense for the three months ended June 30, 2008 totaled $83,000, which reflects an increase of $4,000 or 5.06% over the same period in 2007.  Office related expense for the six months ended June 30, 2008 totaled $180,000, which reflects an increase of $13,000 or 7.78% over the same period in 2007.  This was primarily due to the increase in telephone expense coupled with a 13.1% increase in stationary and supplies expense.

Marketing related expense for the three months ended June 30, 2008 totaled $99,000, which reflects no change over the same period in 2006.  Marketing related expense for the six months ended June 30, 2008 totaled $204,000, which reflects an increase of $12,000 or 6.25% over the same period in 2007. This is primarily due to the continued newspaper and television advertising campaign coupled with the increase in dues and memberships.

Regulatory assessment fees for the six month period ending June 30, 2008 was $79,000, which reflects an increase of $46,000 or 143.8% increase over the same period in 2007. This was primarily due to the Federal Deposit Insurance Reform Act of 2005, the Bank received a one-time initial assessment credit to recognize its past contributions to the insurance fund. The Bank’s one-time assessment credit was $91,592.  The Bank’s assessment credit was fully used by March 2008.

Director expense for the three months ended June 30, 2008 totaled $85,000, which reflects a decrease of $1,000 or 1.16% over the like period in 2007.  Director expense for the six months ended June 30, 2008 totaled $166,000, which reflects an increase of $2,000 or 1.22% over the like period in 2007.

Other expense for the three months ended June 30, 2008 totaled $102,000, which reflects an increase of $8,000 or 8.51% over the same period in 2007.  Other expense for the six months ended June 30, 2008 totaled $188,000, which reflects a decrease of $1,000 or 0.53% over the same period in 2007.  This decrease is primarily due to the reduction in messenger and courier and education and seminar expense.

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

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	June	December	June
	2008	2007	2007
Charge offs	$63	$61	$8
Recoveries	6	80	78
OREO	—	—	—
Nonaccrual Loans.	900	2,175	89
Accruing loans over 90 days past due	—	—	—
Allowance for Loan Loss	1,656	1,673	1,724
Period-end Gross Loans	180,705	168,968	160,837

	June	December	June
	2008	2007	2007
Ratio comparison to Period-end Gross Loans to
Charge offs	0.03%	0.04%	0.00%
Recoveries	0.00%	0.05%	0.05%
OREO	0.00%	0.00%	0.00%
Nonaccrual Loans	0.50%	1.29%	0.06%
Accruing loans over 90 days past due	0.00%	0.00%	0.00%
Allowance for Loan Loss	0.92%	0.99%	1.07%

Allowance for Loan Losses

The Bank made a $40,000 addition to its allowance for loan losses during the six month periods ending June 30, 2008.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at June 30, 2008 is adequate.  The allowance on that date was .92% of total loans, compared to 0.99% at December 31, 2007 and 1.07% at June 30, 2007.

Nonaccrual Loans

The Bank had one nonaccrual loan totaling $900,000 as of June 30, 2008, compared to three nonaccrual loans at December 31, 2007 totaling $2,175,000 and one nonaccrual loan totaling $89,000 at June 30, 2007.  During the second quarter 2008 one nonaccrual loan totaling $1,200,000 included in the December 2007 total paid off.

OREO

The Bank currently has no OREO property on its books.

Other Borrowings

On January 28, 2008 the Company entered into a six month advance with FHLB for $5,000,000 at a fixed rate of 2.94%, and on June 30, 2008 the Company had an overnight short term borrowing of $4,300,000 for the six month period ending June 30, 2008. This was primarily due to the decline in deposits during the first and second quarter and the increase in new loan requests.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,155,000 in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3,000,000 to the Bank and retained $2.2 million at the Company level in which $1.0 million was used to repurchase the Company’s stock.  The Company incurred $132,000 in interest expense during the six month period ending June 30, 2008.

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

The $2.0 million in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.50%.  The initial rate for the notes was 5.50%.  The rate as of June 30, 2008, was 6.50%.  Quarterly principal payments of $166,678 will begin in the third quarter of 2008 and continue over the next three years. The notes mature in June 2011.

Capital

Total shareholders’ equity at June 30, 2008 totaled $21,436,000 compared to $21,189,000 at December 31, 2007, for an increase of $247,000 or 1.17%.  This increase is due primarily to an increase in net income of $902,000, a decrease in the market value of the investment portfolio of $12,000 and a decrease of $482,000 for the payment of cash dividends that were paid to shareholders of record as of March 31, 2008.

In order to manage the Company’s capital position more efficiently, in 2006 the Company issued $5,155,000 in junior subordinated debt securities (the “debt securities”) to the Santa Lucia Bancorp (CA) Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on July 7, 2036.  These debt securities may be redeemed for 105% of the principal balance through July 7, 2011, subject to any required regulatory approvals, and then at par thereafter.  Interest is payable quarterly beginning July 7, 2006 at 1.48% over the quarterly adjustable 3-month LIBOR.  Of this $5.2 million, the Company contributed $3.0 million to the Bank and retained $2.2 million at the Company level in which $1.0 million was used to repurchase the Company’s  stock.  The securities do not entitle the holders to voting rights in the Company but contain certain restrictive covenants, including restrictions on the payment of dividends to the holders of the Company’s common stock in the event that interest payments on the trust preferred securities are postponed.  The capital received from the trust preferred issuance is designated as Tier 1 capital for regulatory purposes.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	June	Dec.
	“Well-Capitalized”	Minimum Ratio	2008	2007
Tier I Capital (to Average Assets)	5.00%	4.00%	9.98%	9.85%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	12.20%	12.33%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	13.63%	13.80%

Liquidity

The Company closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an orderly manner.  Management monitors liquidity in relation to trends of loans and deposits for short term and long-term requirements. Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include cash, deposits with other banks, overnight Federal Fund investments, investment securities and the ability to sell loans. Our liquidity is actively managed on a daily basis and reviewed periodically by our ALCO Committee and Board of Directors.  This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet instruments.

The ability to have readily available funds that are sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. The Company’s liquidity (represented by cash and due from banks, federal funds sold and available-for-sale securities) is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, the Company devotes time and resources to analyzing trends and demands and projecting the amount of funds that will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short term borrowings or the disposition of short term assets. The Bank has two borrowing arrangements with the Federal Home Loan Bank of San Francisco. The first allows the Bank to borrow up to approximately $40.8 million against which the Bank has pledged approximately $108.7 million in its real estate secured loans. The second arrangement allows the Bank to borrow up to approximately $15.2 million against which the Bank has pledged approximately $15.5 million of its investment securities. The Bank also has two borrowing lines at correspondent banks totaling $5.9 million.

                On January 28, 2008 the Company entered into a six month advance with FHLB for $5,000,000 at a fixed rate of 2.94% rather than paying higher rates for deposits. This was primarily due to the decline in deposits during the first two quarters and the increase in loan requests. Liquidity is considered sufficient to meet our current needs. The Bank’s current Liquidity policy is to maintain a liquidity ratio of not less than 20.0% based on regulatory formula. As of June 30, 2008 the Bank had a liquidity ratio of 21.73%.

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

The asset liability reports as of June 30, 2008 indicate that the Bank has an actual dollar risk exposure of $370,000 if interest rates fall 100 basis points.  This represents a 3.3% risk to interest income.  The Equity to Asset ratio is 16.43% at zero basis points and 15.45% at an assumed 100 basis points decline in interest rates.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$(225)	$(370)	$0	$298	$662
Percent of Risk	-2.0%	-3.3%	0.0%	2.6%	5.9%

Assumptions are inherently uncertain and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.

Off-Balance Sheet Arrangements

The Company, in the ordinary course of business, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Additionally, in connection with the issuance of trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that the trust has not made such payments or distributions and has the funds, therefore: (i) accrued and unpaid distributions; (ii) the redemption price; and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. Management does not believe that these off-balance sheet arrangements have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, but there can be no assurance that such arrangements will not have a future effect. See Consolidated Financial Statements in Note M for more information regarding the Company’s commitments contained in Item 7 of Part II of the Bank’s Form 10-KSB for the year ended December 31, 2007

Critical Accounting Policies

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

ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4T - CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds (c) Stock Repurchases

On October 28, 2006, the Board authorized the repurchase of up $1,000,000 worth of the Company’s common stock.  This authorization does not have an expiration date.  There were 2,930 shares of the Company’s common stock repurchased in the second quarter of 2008 at an average price of $23.06 per share.  All of these shares were purchased in open market transactions.

As of June 30, 2008 the Company repurchased 38,651 shares of the Company’s common stock as authorized by the Board in the amount of $1,000,000.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan

April 1 - 30, 2008	2,000	23.00	2,000	21,404

May 1 - 31, 2008	930	23.13	930	0

June 1 - 30, 2008	—	—	—	—

Total	2,930	$23.06	2,930	$—

ITEM 6 - Exhibits

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

SANTA LUCIA BANCORP

Date:	August 11, 2008	/s/ Larry H. Putnam
Larry H. Putnam
President and Chief Executive Officer

Date:	August 11, 2008	/s/ John C. Hansen
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