Form 10-Q
period 2008-09-30
Santa Lucia Bancorp
filed 2008-11-14
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of November 10, 2008: 1,923,053.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

	30-Sep-08	31-Dec-07
	(unaudited)
Assets
Cash and due from banks	$10,033	$7,399
Federal funds sold	—	—
Total cash and cash equivalents	10,033	7,399

Securities available for sale	40,841	56,107
Loans, net	184,787	166,619
Premises and equipment, net	8,636	8,869
Cash surrender value of life insurance	5,147	5,006
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,506	1,454
Accrued interest and other assets	2,961	3,186
Total Assets	$253,911	$248,640

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$74,082	$77,101
Interest-bearing demand - NOW	12,918	11,996
Money Market	28,003	25,440
Savings	26,749	26,337
Time certificates of deposit of $100,000 or more	38,029	38,830
Other time certificates	33,611	33,014
Total Deposits	213,392	212,718
Short-term borrowings	9,500	5,900
Long-term debt	6,988	7,155
Accrued interest and other liabilities	2,626	1,678
Total Liabilities	232,506	227,451
Commitments and contingencies	—	—
Shareholders’ Equity
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,923,053 shares at September 30, 2008 and 1,924,873 shares at December 31, 2007	9,894	9,851
Additional Paid-in Capital.	468	358
Retained earnings	10,795	10,783
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	248	197
Total Shareholders’ Equity	21,405	21,189
Total Liabilities and Shareholders’ Equity	$253,911	$248,640

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending		For the nine month period ending
	30-Sep-08	30-Sep-07	30-Sep-08	30-Sep-07
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$3,242	$3,791	$9,773	$11,412
Federal funds sold	8	94	24	240
Investment securities	543	620	1,785	1,627
	3,793	4,505	11,582	13,279
Interest expense
Interest-bearing demand deposits	9	21	27	45
Money Market	131	150	410	423
Savings	17	71	71	218
Time certificates of deposit	612	826	2,053	2,374
Short-term borrowings	52	—	152	8
Long-term debt	89	140	300	414
	910	1,208	3,013	3,482

Net interest income	2,883	3,297	8,569	9,797

Provision for credit losses.	160	—	200	—
Net interest income after provision for loan losses	2,723	3,297	8,369	9,797
Noninterest income
Service charges and fees	172	146	457	436
Gain on sale of investment securities	—	—	108	—
Other income	76	100	302	356
	248	246	867	792
Noninterest expense
Salaries and employee benefits	1,409	1,306	4,222	3,905
Occupancy	171	158	485	468
Equipment	175	165	502	498
Professional services	144	110	425	322
Data processing	125	119	377	369
Office related expenses	101	97	281	264
Marketing	106	107	310	299
Regulatory assessments	44	17	123	48
Directors’ fees and expenses	81	86	247	250
Other	78	109	266	298
	2,434	2,274	7,238	6,721
Earnings before income taxes	537	1,269	1,998	3,868

Income taxes	188	514	747	1,521

Net Earnings	$349	$755	$1,251	$2,347

Per Share Data
Net earnings - basic.	$0.18	$0.39	$0.65	$1.21
Net Earnings - diluted.	$0.18	$0.37	$0.64	$1.16

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the nine month period ended)
	30-Sep-08	30-Sep-07
Cash flows from operating activities:
Net earnings	$1,251	$2,347
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	482	489
Provision for loan losses	200	—
Loss (gain) on sale of investment securities	(108)	—
Stock-based compensation expense	110	97
Other items, net	977	(494)
Net cash provided by operating activities	2,912	2,439

Cash flows from investing activities:
Proceeds from maturities of investment securities	9,814	10,787
Proceeds from sale of investment securities	5,513	—
Purchases of investment securities	—	(22,659)
Net change in loans	(18,368)	10,578
Purchases of bank premises and equipment	(250)	(157)
Net cash used in investing activities	(3,291)	(1,451)

Cash flows from financing activities:
Net change in deposits	674	8,905
Proceeds and tax benefit from exercise of stock options	15	164
Net change in borrowings	3,433	—
Stock Repurchase	(146)	(562)
Cash dividends paid	(963)	(871)
Net cash provided by financing activities	3,013	7,636

Net increase (decrease) in cash and cash equivalents	2,634	8,624

Cash and cash equivalents at beginning of year	7,399	10,140
Cash and cash equivalents at end of year	$10,033	$18,764

Supplemental disclosure of cash flow information:
Interest paid	$2,588	$2,990
Income taxes paid	$815	$1,320

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

	For year ending December 31, 2007 and the period ending September 30, 2008
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2007	1,928,097	$9,567	$216		$9,625	$(271)	$19,137
Cash Dividends					(871)
Exercise of Stock Options	29,247	284	19		(121)
Repurchase and retirement of stock	(32,471)				(853)
Stock-based compensation expense			123
Comprehensive Income:
Net earnings for the year				$3,003	3,003
Change in unrealized gain (loss) on available-for-sale securities, net of tax				467		468
Total Comprehensive Income				$3,470
Balance at December 31, 2007	1,924,873	$9,851	$358		$10,783	$197	$21,189

						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2008	1,924,873	$9,851	$358		$10,783	$197	$21,189
Cash Dividends					(963)
Exercise of Stock Options	4,360	43			(28)
Repurchase and retirement of stock	(6,180)				(146)
Stock-based compensation expense			110
Cumulative effect of change in accounting principle for Split-Dollar Life Insurance Arrangements					(102)
Comprehensive Income:
Net earnings for the year				$1,251	1,251
Change in unrealized gain (loss) on available-for-sale securities, net of tax				51		51
Total Comprehensive Income				$1,302
Balance at September 30, 2008	1,923,053	$9,894	$468		$10,795	$248	$21,405

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended September 30, 2008, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of September 30, 2008 and December 31, 2007 is as follows:

	(in thousands)
	30-Sep-08	31-Dec-07

Real estate - construction	$52,224	$47,819
Real estate - other	95,384	81,895
Commercial	38,512	38,017
Consumer	1,217	1,237
Gross Loans	187,337	168,968

Deferred loan fees	(759)	(676)
Allowance for loan losses	(1,791)	(1,673)
Net Loans	$184,787	$166,619

The Bank’s loan portfolio consists primarily of loans to borrowers within the San Luis Obispo and northern Santa Barbara Counties, California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market areas.  As a result, the Bank’s loan and collateral portfolios are, to some degree, concentrated in those industries.  When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

The Bank’s allowance for loan losses as a percentage of total loans was .96% as of September 30, 2008 and 0.99% as of December 31, 2007.  Management believes that the allowance for loan losses at September 30, 2008 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk.  As of September 30, 2008, real estate served as the principal source of collateral with respect to approximately 79.9% of our loan portfolio, of which, 45.27% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 26.7% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The Bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects.  The Bank originates loans on a limited number of large projects and 20.9% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of September 30, 2008 and 2007 amount to approximately $60,746,000 and $56,090,000 respectively, of which approximately $3,106,000 and $4,470,000 are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

Because of the nature of its activities, the Company and Bank are from time to time subject to pending and threatened legal actions, which arise out of the normal course of their business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 4 Earnings Per Share

Basic earnings per share (“EPS”) are based on the weighted average number of shares outstanding before any dilution from common stock equivalents.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

                The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Nine Months Ending
	30-Sep-08		30-Sep-08
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$349		$1,251
Average shares outstanding		1,923,053		1,924,349
Used in Basic EPS	349	1,923,053	1,251	1,924,349
Dilutive effect of outstanding stock options		27,614		43,576
Used in Diluted EPS	$349	1,950,667	$1,251	1,967,925

	Three Months Ending		Nine Months Ending
	30-Sep-07		30-Sep-07
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$755		$2,347
Average shares outstanding		1,937,193		1,933,510
Used in Basic EPS	755	1,937,193	2,347	1,933,510
Dilutive effect of outstanding stock options		79,737		90,870
Used in Diluted EPS	$755	2,016,930	$2,347	2,024,380

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

Note 6 Recent Accounting Pronouncements

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

The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale which total $40.8 million, all of which are valued using Level 2 valuations.

In September 2006, the FASB ratified the FASB’s Emerging Issues Task Force (or “EITF”) consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and in March 2007 the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance Arrangements.”  The EITF’s consensus on both of these issues focuses on the accounting for arrangements in which a company has agreed to share a portion of the value of the insurance policy with the employee.  These arrangements are referred to as “split-dollar” arrangements.  Entities with split-dollar life insurance policies had to accrue, for years beginning after December 15, 2007, liabilities and associated expense for those insurance benefits under the same rules that apply when such benefits are provided by means other than life insurance.  The provisions of EITF No 06-4 was applied through a cumulative effect adjustment to our beginning retained earnings totaling $102,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2008.  This analysis should be read in conjunction with the Company’s 2007 Annual Report as filed on Form 10-KSB “as amended” and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-QSB (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the current turmoil in United States and foreign financial markets and the response of government and bank regulators thereto, general economic and business conditions in those areas in which we operate, demographic changes, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, and other factors referenced in the Company’s 2007 Annual Report as filed on form 10-KSB, as amended, including in “Item 1. Business - Factors That May Affect Future Results of Operations.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Company reported financial results driven by the economic realities in its market areas. Net income for the nine month period ending September 30, 2008 decreased 46.7% to $1,251,000 compared to $2,347,000 for the same period in 2007.  Net income for the three months ended September 30, 2008 decreased 53.80% to $349,000 compared to $755,000 for the comparable period in 2007.  Diluted earnings per share for the three months ended September 30, 2008 decreased 51.4% to $0.18 from $0.37 for the same three month period in 2007 and decreased 44.8% to $0.64 from $1.16 for the nine months ended September 30, 2008 compared to the same period in 2007. The primary reason for the decrease in Earnings Per Share was the Federal Reserve Bank reduction in the Fed Funds Rate by 2.00% in the first quarter 2008 and an additional .25% in the second quarter 2008 following a 1.00% decrease in the last two quarters of 2007. The Company is asset sensitive, which means when interest rates decrease, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits.  A declining interest rate environment has a negative effect on the Bank’s net interest margin.  Such was the case in the last two quarters of 2007 and the first three quarters of 2008.  The decrease in the prime lending rate coupled with a shift of deposits from non interest bearing to money market accounts caused the Company’s net interest margin to decrease from 6.01% to 5.01% for the three months ended September 30,

2008 a decrease of 16.6%. The net interest margin for the nine months ended September 30, 2008 decreased from 6.1% to 5.1% or 16.2% when comparing the nine months ended September 30, 2007. Net interest income for the three months ended decreased 12.6% from $3,297,000 at September 30, 2007 to $2,883,000 at September 30, 2008.  Net interest income decreased 12.5% from $9,797,000 at September 30, 2007 to $8,569,000 at September 30, 2008. This was primarily due to the declining yields on variable rate loans which comprises approximately 64.7% of our loan portfolio and repricing of some fixed rate loans in order to retain customer relationships.

Noninterest income for the three months ended September 30, 2008 increased 0.8% to $248,000 compared to $246,000 for the comparable period in 2007.  Noninterest income for the nine months ended September 30, 2008 increased 9.5% to $867,000 compared to $792,000 for the comparable period in 2007.  The increase is primarily due to the sale of $5,500,000 in mortgage back securities in the first quarter of 2008 which created a net gain of $108,000. The mortgage backed securities were sold to increase liquidity for the anticipated loan fundings during the second and third quarters of 2008.

Noninterest expense for the three months ended September 30, 2008 increased 7.0% or $160,000 to $2,434,000 compared $2,274,000 for the comparable period in 2007.  Noninterest expense for the nine months ended September 30, 2008 increased by 7.7% or $517,000 to $7,238,000 compared to $6,721,000 for the comparable period in 2007. The increase in noninterest expense was primarily attributed to legal fees related to the collection of non-accrual loans and increases in salary and employee benefits.

Net loans increased $6,355,000 or 3.6% during the three months ending September 30, 2008 compared to an increase of $651,000 or 0.4% during the same period in 2007. Net loans increased $18,200,000 or 10.9% during the nine months ending September 30, 2008 compared to a decrease of $10,600,000 or 6.2% during the same period in 2007.  Loans secured by real estate increased $17,900,000 or 21.9% and commercial loans increased $250,000 or 0.66% during the first nine months of 2008.

Deposits increased $3,900,000 or 1.9% during the three months ending September 30, 2008 compared to an increase of $8,179,000 or 3.8% during the same period in 2007. Deposits increased $674,000 or 0.3% during the first nine months of 2008 compared to an increase of $8,900,000 or 4.2% during the same period in 2007.  Non-interest bearing demand deposits decreased $3,000,000 during the nine month period ending September 30, 2008 compared to a decrease of $1,200,000 million during the nine month period ending September 30, 2007.  Interest bearing demand deposits increased $922,000, money market accounts increased $2,600,000, savings increased $412,000, certificates of deposits over $100,000 and decreased $801,000 and other time certificates increased $674,000 during the nine month period ending September 30, 2008.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
Summary of Operations:
Interest Income	$3,793	$4,505	-15.80%	$11,582	$13,279	-12.78%
Interest Expense	910	1,208	-24.67%	3,013	3,482	-13.47%
Net Interest Income	2,883	3,297	-12.56%	8,569	9,797	-12.53%
Provision for Loan Loss	160	—	n/a	200	—	n/a

Net Interest Income After Provision for Loan Losses	2,723	3,297	-17.41%	8,369	9,797	-14.58%
Noninterest Income	248	246	0.81%	867	792	9.47%
Noninterest Expense	2,434	2,274	7.04%	7,238	6,721	7.69%

Income Before Income Taxes	537	1,269	-57.68%	1,998	3,868	-48.35%
Income Taxes	188	514	-63.42%	747	1,521	-50.89%

Net Income	$349	$755	-53.77%	$1,251	$2,347	-46.70%

Cash Dividends Paid	$481	$484	-0.62%	$963	$871	10.56%

Per Share Data:
Earnings Per Share - Basic	$0.18	$0.39	-53.85%	$0.65	$1.21	-46.28%
Earnings Per Share - Diluted	$0.18	$0.37	-51.35%	$0.64	$1.16	-44.83%
Dividends	$0.25	$0.25	0.00%	$0.50	$0.45	11.11%
Book Value	$11.13	$10.57	5.30%	$11.13	$10.57	5.30%

Common Outstanding Shares:	1,923,053	1,936,773	-0.71%	1,923,053	1,936,773	-0.71%

Statement of Financial Condition Summary:
Total Assets				$253,911	$251,767	0.85%
Total Deposits				213,392	221,894	-3.83%
Total Net Loans				184,787	159,103	16.14%
Allowance for Loan Losses				1,791	1,682	6.48%
Total Shareholders’ Equity				21,405	20,481	4.51%

Selected Ratios:
Return on Average Assets	0.55%	1.22%	-54.97%	0.67%	1.28%	-47.88%
Return on Average Equity	6.47%	14.77%	-56.20%	7.71%	15.71%	-50.96%
Net interest margin	5.01%	6.01%	-16.64%	5.07%	6.05%	-16.20%
Average Loans as a Percentage of Average Deposits	85.46%	73.22%	16.73%	82.62%	75.10%	10.01%
Allowance for Loan Losses to Total Loans	0.96%	1.04%	-7.69%	0.96%	1.04%	-7.69%
Tier I Capital to Average Assets - “Bank Only”				9.68%	9.65%	0.31%
Tier I Capital to Risk-Weighted Assets - “Bank Only”				11.77%	12.28%	-4.15%
Total Capital to Risk-Weighted Assets - “Bank Only”				13.04%	13.80%	-5.51%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROAE.  Our net income decreased 53.8%, to $349,000 for the three month period ending September 30, 2008 from $755,000 for the same period in 2007.  Net income decreased 46.7%, to $1,251,000 for the nine months ended September 30, 2008 from $2,347,000 for the same period in 2007. The Company is asset sensitive, which means when interest rates decrease, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits.  A declining interest rate environment has a negative effect on net interest margin.  Such was the case the last two quarters of 2007 and in the first two quarters of 2008.  During the first quarter of 2008 the Federal Reserve Bank reduced the Prime Lending Rate by 2.00% followed by an additional .25% reduction in the second quarter 2008. This caused the Company’s net interest margin to decline for the three months ended September 30, 2008 to 5.01% compared to 6.01% for the same period in 2007, a decrease of 1.00%. For the nine months ending September 30, 2008 the Company’s net interest margin declined to 5.07% compared to 6.05% for the same period in 2007, a decrease of 0.98%.  Net interest income was $8,569,000 for the nine months ended September 30, 2008 compared to $9,797,000 for the same period in 2007, a decrease of $1,228,000 or 12.53%.  Basic and diluted earnings per share for the quarter ended September 30, 2008 were $0.18 and $0.18, which compares to $0.39 and $0.37 for the quarter ended September 30, 2007, a decrease of $0.21 and $0.19.  Basic and diluted earnings per share for the nine months ended September 30, 2008 were $0.65 and $0.64, which compares to $1.21 and $1.16 for the quarter ended September 30, 2007, a decrease of $0.56 and $0.52.  ROAE for the quarter ending September 30, 2008, decreased to 6.47% compared to 14.77% for the same period in 2007, a decrease of 8.30%.  ROAE for the nine months ending September 30, 2008, decreased to 7.71% compared to 15.71% for the same period in 2007, a decrease of 8.00%.

Return on Average Assets.  Our return on average assets, or ROAA, is a measurement we use to compare our performance with other banks and bank holding companies.  ROAA for the quarter ended September 30, 2008 was 0.55% compared to 1.22% for the same period in 2007, a decrease of 0.67%.  ROAA for the nine months ended September 30, 2008 was 0.67% compared to 1.28% for the same period in 2007, a decrease of 0.61% primarily due to the reductions in net interest income and in net interest margin.

Asset Quality.  For all banks and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of nonperforming loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans.  These measures are key elements in estimating the future earnings of a company.  There were two nonperforming loans totaling $1,500,000 million as of    September  30, 2008, compared to three loans totaling $2,175,000 at December 31, 2007 and no nonperforming loans at September 30, 2007.  Nonperforming loans as a percentage of total loans decreased to 0.79% as of September 30, 2008, compared to 1.29% at December 31, 2007 and 0.00% as of September 30, 2007.  Charge-offs to average loans were 0.06% for the nine months ended September 30, 2008, compared to 0.04% as of December 31, 2007 and 0.04% as of September 30, 2007.  Allowance for loan losses increased 6.48% to $1,791,000 from $1,682,000 when comparing September 30, 2007 to September 30, 2008.  The allowance decreased to 0.96% of total loans when comparing 0.99% as of December 31, 2007. Additions to the allowance for loan losses for the nine months ended September 30, 2008 totaled $200,000 compared to no additions for the same period in 2007, of which amount $160,000 was provided in the third quarter ended September 30, 2008.

Asset Growth.  As revenues from both net interest income and non-interest income are a function of asset size, the slight growth in assets has a direct impact on increasing net income and EPS.  The majority of our assets are loans, and the majority of our liabilities are deposits; therefore the ability to generate loans and deposits are fundamental to our asset growth.  Total assets increased 2.12% to $253,900,000 as of September 30, 2008 from $248,600,000 as of December 31, 2007 and $251,800,000 as of September 30, 2007.  Total deposits decreased $8,500,000 for the nine months ending September 30, 2008 to $213,400,000 or 3.83% compared to $212,700,000 as of December 31, 2007.

Deposit growth has slowed during 2008 due to the intense competition for deposits, as well as the availability of alternative investments such as mutual funds, money market funds, and the stock market.  Gross loans increased $18,300,000 or 10.87% to $187,300,000 as of September 30, 2008 compared to $169,000,000 as of December 31, 2007 and $161,500,000 as of September 30, 2007.  The investment portfolio decreased 27.21% or $15,300,000 over the past nine months from $56,100,000 as of December 31, 2007 to $40,800,000. This was primarily due to the sale of $5,500,000 in mortgage back securities in the first quarter 2008 coupled with called securities and normal maturities which were reinvested in loans.

 Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio decreased to 76.70% for the first nine months of 2008 compared to 63.50% for the same period in 2007, primarily due to decreases in the bank’s net interest income, resulting from a decrease in the net interest margin, and the increase in noninterest expense.  Net interest income before provision decreased 12.54% to $8,600,000 for the nine months ended September 30, 2008, while operating expenses increased 7.70% to $7,200,000 from $6,700,000.

Economic Conditions

The Company believes that the local economies, in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continues to experience a slowdown in the construction industry and real estate market. However, competition for deposits continues to be very strong both from traditional sources as well as alternative investments such as mutual funds, money market accounts and the stock market. The Bank’s growth in the loan portfolio reflects increased demand for real estate products. During the first quarter 2008 the prime lending rate decreased 200 basis points followed by an additional 25 basis points in the second quarter placing additional pressure on the Company’s margins.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months and nine months ended September 30, 2008 compared with the three and nine months ended September 30, 2007.

RESULTS OF OPERATIONS

Net Income

Net income of $349,000 for the three months ended September 30, 2008, reflects a $406,000 or 53.8% decrease over the like period in 2007.  Net income of $1,251,000 for the nine months ended September 30, 2008, reflects a $1,096,000 or 46.7% decrease over the like period in 2007. Net interest income decreased primarily due to the Federal Reserve Bank decreasing the prime lending rate 2.00% in the first quarter of 2008 followed by a .25% in the second quarter 2008. The Company’s loan portfolio was repricing at a faster rate than deposits causing net interest income and the net interest margin to decrease.

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

Loans increased $18,400,000 or 10.9% for the nine months ending September 30, 2008 compared to a decrease of $11,800,000 or 12.6% for same period in 2007.

The following table presents for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities.

AVERAGE BALANCE SHEET INFORMATION

	For the three months ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$184,306	$3,242	7.04%	$161,324	$3,791	9.40%
Investment securities	44,066	543	4.93%	50,724	620	4.89%
Federal funds sold	1,704	8	1.88%	7,437	94	5.06%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	230,076	3,793	6.59%	219,485	4,505	8.21%
Other assets	25,644			29,707
Less allowance for loan losses	(1,702)			(1,716)
Total average assets	$254,018			$247,476

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$12,587	$9	0.29%	$14,020	$21	0.60%
Money Market	26,253	131	2.00%	24,763	150	2.42%
Savings	26,688	17	0.25%	27,408	71	1.04%
Time certificates of deposits	73,100	612	3.35%	69,680	826	4.74%
Total average interest-bearing deposits	138,628	769	2.22%	135,871	1,068	3.14%

Short-term borrowings	7,337	52	—	—	—	—
Long-term debt	7,141	89	4.99%	7,155	140	7.83%
Total interest-bearing liabilities	153,106	910	2.38%	143,026	1,208	3.38%

Demand deposits	77,032			82,128
Other liabilities	2,297			1,873
Shareholders’ equity	21,583			20,449
Total average liabilities and shareholders’ equity	$254,018			$247,476
Net interest income		$2,883			$3,297
Net interest margin			5.01%			6.01%

AVERAGE BALANCE SHEET INFORMATION

	For the nine months ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$174,979	$9,773	7.45%	$163,128	$11,412	9.33%
Investment securities	48,812	1,785	4.88%	46,377	1,627	4.68%
Federal funds sold	1,566	24	2.04%	6,355	240	5.04%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	225,357	11,582	6.85%	215,860	13,279	8.20%
Other assets	25,756			29,772
Less allowance for loan losses	(1,665)			(1,716)
Total average assets	$249,448			$243,916

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$12,465	$27	0.29%	$13,604	$45	0.44%
Money Market	25,819	410	2.12%	24,061	423	2.34%
Savings	25,919	71	0.37%	26,944	218	1.08%
Time certificates of deposit	71,960	2,053	3.80%	68,136	2,374	4.65%
Total average interest-bearing deposits	136,163	2,561	2.51%	132,745	3,060	3.07%

Short-term borrowings	6,744	152	3.01%	198	8	5.39%
Long-term debt	7,150	300	5.59%	7,155	414	7.71%
Total interest-bearing liabilities	150,057	3,013	2.68%	140,098	3,482	3.31%

Demand deposits	75,635			82,192
Other liabilities	2,111			1,711
Shareholders’ equity	21,645			19,915
Total average liabilities and shareholders’ equity	$249,448			$243,916
Net interest income		$8,569			$9,797
Net interest margin			5.07%			6.05%

Net interest income decreased 12.60%, for the quarter ended September 30, 2008 and decreased 12.50% for the nine months ended September 30, 2008 as compared to the same periods in 2007, as yields decreased quickly on earning assets, and higher cost funds repriced more slowly.  For the nine months ending September 30, 2008 the yield on interest-earning assets decreased to 6.90% compared to 8.20% for the same period in 2007. The cost of total interest-bearing deposits decreased 56 basis points to 2.51% for the nine months ending September 30, 2008 compared to 3.07% in the same nine month period in 2007.

Net interest margin for the three months ended September 30, 2008 was 5.01% compared to 6.01% for the three months ended September 30, 2007.  Net interest margin for the nine months ended September 30, 2008 was 5.07% compared to 6.05% for the nine months ended September 30, 2007.  This represents a decrease of 98 basis points or 12.60% between nine month periods.  The decrease in the Bank’s net interest margin was primarily caused by the prime lending rate reduction of 200 basis points in the first quarter 2008 followed by a 25 basis point reduction in the second quarter 2008. These reductions in the prime lending rate had an immediate negative impact on the earnings of the company as variable rate loans repriced faster than fixed rate deposits.

For the three months ended September 30, 2008, the average prime rate was 5.00%, the average Federal Funds rate was 1.88%, and the yield on the investment portfolio averaged 4.93%.  During the three months ended September 30, 2007 the average prime rate was 8.17%, the average Federal Fund rate was 5.06%, and the Bank’s investment portfolio posted an average yield of 4.89%.  For the nine months ended September 30, 2008, the average prime rate was 5.43%, the average Federal Fund rate was 2.04%, and the yield on the investment portfolio averaged 4.88%.  During the nine months ended September 30, 2007 the average prime rate was 8.25%, the average Federal Fund rate was 5.04%, and the Bank’s investment portfolio posted an average yield of 4.68%.

Deposit interest expense for the three months ended September 30, 2008 totaled $769,000, which reflects a decrease of $299,000 or 28.0% over the like period in 2007.  Deposit interest expense for the nine months ended September 30, 2008 totaled $2,561,000, which reflects a decrease of $499,000 or 16.31% over the like period in 2007.  The schedule shown below indicates that interest bearing deposits and time deposits increased $2,500,000 or 1.79% from September of 2007 to September of 2008.  During the same period, noninterest bearing deposits decreased $11,000,000 or 12.88%.

	(dollars in thousands)
	September	September	Dollar	Percent
	2008	2007	Variance	Variance
Noninterest bearing deposits	$74,082	$85,038	$(10,956)	-12.88%
Interest bearing deposits	40,921	38,984	1,937	4.97%
Interest bearing time	98,389	97,872	517	0.53%
Total Deposits	$213,392	$221,894	$(8,502)	-3.83%

The average deposit cost of funds for the three months ended September 30, 2008 decreased 92 basis points from 3.14% in September of 2007 to 2.22% in September of 2008.  The average deposit cost of funds for the nine months ended September 30, 2008 decreased 56 basis points from 3.07% in September of 2007 to 2.51% in September of 2008.  The Company anticipates that its deposit cost of funds will decrease slightly for the balance of the year.

Noninterest Income

Noninterest income for the three months ended September 30, 2008 was $248,000 compared to $246,000 for the same period in 2007.  Noninterest income for the nine months ended September 30, 2008 was $867,000 compared to $792,000 for the same period in 2007.  That represents an increase of $75,000 or 9.5%, which is primarily due to the $108,000 gain on the sale of   $5,500,000 in mortgage backed securities during the first quarter of 2008.

Service charges on deposit accounts for the three months ended September 30, 2008 totaled $172,000, which represents an increase of $26,000 or 17.8% over the same period in 2007.  Service charges on deposit accounts for the nine months ended September 30, 2008 totaled $457,000, which represents an increase of $21,000 or 4.9% over the same period in 2007.  The increase in service charges was primarily due to NSF fees collected.

Gain on sale of investment securities totaled $108,000 for the nine months ended September 30, 2008. During the same period ended September 30, 2007 no gains were realized.

Other noninterest income for the three months ended September 30, 2008 was $76,000 compared to $100,000 for the same period in 2007, a decrease of $24,000 or 24.0%.  Other noninterest income for the nine months ended September 30, 2008 was $302,000 compared to $356,000 for the same period in 2007.  That represents a decrease of $54,000 or 15.2% between the nine month periods ended September 30 2007 and 2008. The decrease is primarily due to a recovery of legal fees and costs on a previously charged off loan realized in 2007.

Operating Expenses

Salary and employee benefits for the three months ended September 30, 2008 totaled $1,409,000, which reflects an increase of $103,000 or 7.9% over the like period in 2007.  Salary and employee benefits for the nine months ended September 30, 2008 totaled $4,222,000, which reflects an increase of $317,000 or 8.1% over the like period in 2007.  This increase is attributed to the addition of a new senior credit administrator and normal salary and benefit related increases.

Occupancy expense for the three months ended September 30, 2008 totaled $171,000, which reflects an increase of $13,000 or 8.2% over the same period in 2007.  Occupancy expense for the nine months ended September 30, 2008 totaled $485,000, which reflects an increase of $17,000 or 3.6% over the same period in 2007.  This was primarily due to increased maintenance and repairs coupled with rising utility expenses.

Equipment expense for the three months ended September 30, 2008 totaled $175,000, which reflects an increase of $10,000 or 6.1% over the same period in 2007.  Equipment expense for the nine months ended September 30, 2008 totaled $502,000, which reflects an increase of $4,000 or 0.8% over the same period in 2007.

Professional services for the three months ended September 30, 2008 totaled $144,000, which reflects an increase of $34,000 or 30.9% over the same period in 2007.  Professional services for the nine months ended September 30, 2008 totaled $425,000, which reflects an increase of $103,000 or 32.0% over the same period in 2007.  This was primarily due to the increase in legal fees related to the collection of non-accrual loans.

Data processing expense for the three months ended September 30, 2008 totaled $125,000, which reflects an increase of $6,000 or 5.0% from the same period in 2007.  Data processing expense for the nine months ended September 30, 2008 totaled $377,000, which reflects an increase of $8,000 or 2.2% from the same period in 2007.  This was primarily due to increased fees of 3.5%.

Office related expense for the three months ended September 30, 2008 totaled $101,000, which reflects an increase of $4,000 or 4.1% over the same period in 2007.  Office related expense for the nine months ended September 30, 2008 totaled $281,000, which reflects an increase of $17,000 or 6.4% over the same period in 2007.  This was primarily due to the increase in telephone expense coupled with an increase in stationary and supplies

Marketing related expense for the three months ended September 30, 2008 totaled $106,000, which reflects a decrease of $1,000 or .9% over the same period in 2007.  Marketing related expense for the nine months ended September 30, 2008 totaled $310,000, which reflects an increase of $11,000 or 3.7% over the same period in 2007.

Regulatory assessment fees for the nine month period ending September 30, 2008 were $123,000, which reflects an increase of $75,000 or 156.3% over the same period in 2007. This was primarily due to the Federal Deposit Insurance Reform Act of 2005, which allowed the Bank to receive a one-time initial assessment credit to recognize its past contributions to the insurance fund. The Bank’s one-time assessment credit was $91,592.  The Bank’s assessment credit was fully used by March 2008.

Director expense for the three months ended September 30, 2008 totaled $81,000, which reflects a decrease of $5,000 or 5.8% over the like period in 2007.  Director expense for the nine months ended September 30, 2008 totaled $247,000, which reflects a decrease of $3,000 or 1.2% over the like period in 2007

Other expense for the three months ended September 30, 2008 totaled $78,000, which reflects a decrease of $31,000 or 28.4% over the same period in 2007.  Other expense for the nine months ended September 30, 2008 totaled $266,000, which reflects a decrease of $32,000 or 10.7% over the same period in 2007.  This decrease is primarily due to the reduction in messenger and courier expense in 2008.

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

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	September	December	September
	2008	2007	2007
Charge offs	$89	$61	$51
Recoveries	7	80	79
OREO	—	—	—
Nonaccrual Loans	1,481	2,175	—
Accruing loans over 90 days past due	—	—	—
Allowance for Loan Loss	1,791	1,673	1,682
Period-end Gross Loans	187,337	168,968	161,459

	September	December	September
	2008	2007	2007
Ratio comparison to Period-end Gross Loans to
Charge offs	0.06%	0.04%	0.04%
Recoveries	0.01%	0.05%	0.07%
OREO	0.00%	0.00%	0.00%
Nonaccrual Loans	0.79%	1.29%	0.00%
Accruing loans over 90 days past due	0.00%	0.00%	0.00%
Allowance for Loan Loss	0.96%	0.99%	1.04%

Allowance for Loan Losses

The Bank made $160,000 provision to its allowance for loan losses during the three month period ending September 30, 2008 compared to no provision during the same period of 2007. The nine month period ending September 30, 2008, totaled $200,000 compared to no additions during the same period of 2007.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at September 30, 2008 is adequate.  The allowance on that date was 0.96% of total loans, compared to 0.99% at December 31, 2007 and 1.04% at September 30, 2007. While the total amount of the allowance is higher at September 30, 2008 when compared to prior periods, the percentage of  the allowance for loan loss is lower attributable to the increase in total loans.

Nonaccrual Loans

The Bank had two nonaccrual loans as of September 30, 2008 totaling $1,481,000 for a decrease of $694,000 or 31.9% compared to December 31, 2007, and no nonaccrual loans as of September 30, 2007.  The combination of collateral and the strength of the guarantor should alleviate the loss potential of these two credits significantly.

OREO

The Bank currently has no OREO property on its books.

Other Borrowings

On July 9, 2008 the Company entered into a one year advance from the Federal Home Loan Bank for $5,000,000 at a fixed rate of 2.91%, and on September 30, 2008 the Company had an overnight short term borrowing of $4,500,000 for a total of $9,500,000 as of September 30, 2008. This was primarily due to the decline in deposits during the third quarter and the increase in new loan requests.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,155,000 in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3,000,000 to the Bank and retained $2,200,000 at the Company level.  The Company incurred $188,000 in interest expense during the nine month period ending September 30, 2008.

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

The $2.0 million in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.50%.  The initial rate for the notes was 5.50%.  The rate as of September 30, 2008, was 6.50%.  Quarterly principal payments of $166,678 began in September 2008 and continue over the next three years. The notes mature in June 2011.

Capital

Total shareholders’ equity at September 30, 2008 totaled $21,405,000 compared to $21,189,000 at December 31, 2007, for an increase of $216,000 or 1.0%.  This increase is due primarily to an increase in net income of $1,251,000, an increase in the market value of the investment portfolio of $51,000 and a decrease of $963,000 for the payment of cash dividends that were paid to shareholders of record as of March 31, 2008 and September 30, 2008.

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

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	Sept.	Dec.
	“Well-Capitalized”	Minimum Ratio	2008	2007
Tier I Capital (to Average Assets)	5.00%	4.00%	9.68%	9.65%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	11.77%	12.28%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	13.04%	13.80%

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

On September 30, 2008 the company had a total of $9,500,000 in borrowings with the Federal Home Loan Bank. On July 9, 2008 the Company entered into a one year advance from the Federal Home Loan Bank for $5,000,000 at a fixed rate of 2.91%, and on September 30, 2008 the Company had an overnight short term borrowing of $4,500,000.

The Bank’s current Liquidity policy is to maintain a liquidity ratio of not less than 20.0% based on regulatory formula. As of September 30, 2008 the Bank had a liquidity ratio of 20.18%. During the fourth quarter 2008 the bank has a $2,000,000 called security that will be used to augment liquidity.

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

The asset liability management reports as of September 30, 2008 indicate that the Bank has an actual dollar risk exposure of $320,000 if interest rates fall 100 basis points.  This represents a 2.8% risk to interest income.  The Equity to Asset ratio is 16.75% at zero basis points and 15.76% at an assumed 100 basis points decline in interest rates.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$(239)	$(320)	$0	$268	$603
Percent of Risk	-2.1%	-2.8%	0.0%	2.3%	5.2%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds (c) Stock Repurchases

On October 28, 2006, the Board authorized the repurchase of up $1,000,000 worth of the Company’s common stock.  This authorization does not have an expiration date, the entire $1,000,000 authority was exhausted as of the second quarter 2008.  There were no purchase of shares during the third quarter ended September 30, 2008.

ITEM 6. Exhibits

10.1	Agreement made by and between Santa Lucia Bank and Jerry W. DeCou, III dated October 15, 2008

10.2	Agreement made by and between Santa Lucia Bank and Douglas C. Filipponi dated October 15, 2008

10.3	Agreement made by and between Santa Lucia Bank and Khatchik Achadjian dated October 15, 2008

10.4	Agreement made by and between Santa Lucia Bank and Stanley R. Cherry dated October 15, 2008

10.5	Agreement made by and between Santa Lucia Bank and Jean Hawkins dated October 15, 2008

10.6	Agreement made by and between Santa Lucia Bank and Paul G. Moerman dated October 15, 2008

10.7	Agreement made by and between Santa Lucia Bank and D. Jack Stinchfield dated October 15, 2008

10.8	First Amendment to Amend and Restated Employment Agreement made by and between Santa Lucia Bank and Larry H. Putnam dated October 15, 2008

10.9	First Amendment to Amend and Restated Employment Agreement made by and between Santa Lucia Bank and John C. Hansen dated October 15, 2008

10.10	First Amendment to Amend and Restated Employment Agreement made by and between Santa Lucia Bank and James Cowan dated October 15, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA LUCIA BANCORP

Date:	November 13, 2008	/s/ Larry H. Putnam
Larry H. Putnam
President and Chief Executive Officer

Date:	November 13, 2008	/s/ John C. Hansen
John C. Hansen
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit

Sequential
Number	Description

10.1	Agreement made by and between Santa Lucia Bank and Jerry W. DeCou, III dated October 15, 2008

10.2	Agreement made by and between Santa Lucia Bank and Douglas C. Filipponi dated October 15, 2008

10.3	Agreement made by and between Santa Lucia Bank and Khatchik Achadjian dated October 15, 2008

10.4	Agreement made by and between Santa Lucia Bank and Stanley R. Cherry dated October 15, 2008

10.5	Agreement made by and between Santa Lucia Bank and Jean Hawkins dated October 15, 2008

10.6	Agreement made by and between Santa Lucia Bank and Paul G. Moerman dated October 15, 2008

10.7	Agreement made by and between Santa Lucia Bank and D. Jack Stinchfield dated October 15, 2008

10.8	First Amendment to Amend and Restated Employment Agreement made by and between Santa Lucia Bank and Larry H. Putnam dated October 15, 2008

10.9	First Amendment to Amend and Restated Employment Agreement made by and between Santa Lucia Bank and John C. Hansen dated October 15, 2008

10.10	First Amendment to Amend and Restated Employment Agreement made by and between Santa Lucia Bank and James Cowan dated October 15, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002