Form 10-K
period 2008-12-31
Santa Lucia Bancorp
filed 2009-03-30
CIK 1355607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2008.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non- accelerated filer ☐  (Do not check if smaller reporting company) Smaller reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Registrant’s revenues for the year ended December 31, 2008 were $16,387,267.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant at March 2, 2008 was approximately $10,416,331.

As of March 2, 2009, the Registrant had 1,923,053 shares of Common Stock outstanding.

The information required in Part III, Items 9 through 12 and 14 is incorporated herein from the Registrant’s definitive proxy statement for the 2009 annual meeting of shareholders previously filed pursuant to Regulation 14A and Part II, Items 6 and 7 of the 2008 Annual Report to Shareholders filed as an exhibit hereto.

Transitional Small Business Disclosure Format (check one)     Yes ☐   No☒

PART I

CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K (“ANNUAL REPORT”), INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS “BELIEVES”, “ANTICIPATES”, “INTENDS”, “EXPECTS”, “ESTIMATES”, “MAY”, “COULD” AND WORDS OF SIMILAR IMPACT, CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:  GENERAL ECONOMIC AND BUSINESS CONDITIONS IN THOSE AREAS IN WHICH THE COMPANY OPERATES, THE ONGOING FINANCIAL CRISIS IN THE UNITED STATES AND CALIFORNIA AND BANK REGULATORY AND GOVERNMENT RESPONSE THERETO, THE RECENT DISRUPTIONS IN THE U. S. CREDIT MARKETS, DEMOGRAPHIC CHANGES, COMPETITION, FLUCTUATIONS IN INTEREST RATES, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, CHANGES IN GOVERNMENTAL REGULATION, CREDIT QUALITY, THE AVAILABILITY OF CAPITAL TO FUND THE EXPANSION OF THE COMPANY’S BUSINESS, ECONOMIC, POLITICAL AND GLOBAL CHANGES ARISING FROM THE WAR ON TERRORISM, AND OTHER FACTORS REFERENCED IN THIS REPORT, INCLUDING IN “ITEM 1. DESCRIPTION OF BUSINESS-FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS”. WHEN RELYING ON FORWARD-LOOKING STATEMENTS TO MAKE DECISIONS WITH RESPECT TO OUR COMPANY, INVESTORS AND OTHERS ARE CAUTIONED TO CONSIDER THESE AND OTHER RISKS AND UNCERTAINTIES.  THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

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

At December 31, 2008, the Company had approximately $251.8 million in assets, $186.6 million in net loans, $212.3 million in deposits, and $25.5 million in stockholders’ equity.

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

The Bank’s operating policy since its inception has emphasized small business commercial banking. Most of the Bank’s customers are retail customers, and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment and accounts receivable as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial loans, (ii) installment, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 2008, these four categories accounted for approximately 22%, 1%, 28% and 51%, respectively, of the Bank’s loan portfolio. See “Item 6 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of the Bank’s deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 2008, the Bank had approximately 9,526 demand deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $116,811,000, for an average balance per account of approximately $12,262; 4,170 savings accounts with balances totaling $25,902,000, for an average balance per account of approximately $6,212; and 2,248 time certificate of deposit accounts with balances totaling $71,602,000, for an average balance per account of approximately $31,851.

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts, fees on mortgage loans and other charges and fees, and (iv) miscellaneous income. For the year ended December 31, 2008, these sources comprised 79%, 14%, 6% and 1%, respectively, of the Bank’s total operating income.

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

Employees

As of December 31, 2008, the Bank had a total of 86 full-time equivalent employees. The Bank believes that its employee relations are satisfactory.  The Company has no salaried employees.

Local Economic Climate

  The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade.  Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County and the City of Santa Maria (in northern Santa Barbara County) totaled approximately 262,000 and 86,000 respectively, according to economic data provided by local county and title company sources.  The moderate climate allows a year round growing season for numerous vegetable and fruits.  Vineyards and cattle ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of high quality wine grapes and production of premium quality wines.  Although on average the climate in our markets is generally very mild, we did experience a significant freeze in early 2007 followed by a low supply of water in 2008.  This did not have a significant impact on our business.  Vineyards in production have grown significantly over the past several years throughout the Company’s service area.  Access to numerous recreational activities, including lakes, mountains and beaches, provide a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley.  Principally due to the diversity of the various industries in the Company’s service area, the area, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

According to the San Luis Obispo County Outlook Economic Forecast, copyrighted and published by The Regents of the University of California (Santa Barbara), home sales volume increased 8.6% in 2008, median home prices in San Luis Obispo County decreased 21.1% through November 2008. The declining prices and sales has slowed the pace of new home construction and increased the inventory of new homes.

The UC Santa Barbara Economic Forecast Project recognizes the stresses imposed on the economy by the decline in the real estate markets and the increasing loss of jobs. So, their forecast is for a weak recovery though 2010.

2008 proved to be a challenging year not only on the national level, but within the state of California and more specifically our primary market area.  As the U.S. housing market continued to wane throughout 2008 and economic growth began to significantly slow, the ability of borrowers to satisfy their obligations to the financial sector began to languish.  These among other factors placed severe stress on the U.S. financial system, leading to a crisis of confidence, further downturn in economic growth and unprecedented volatility in the U.S. equity and credit markets.  As mentioned, our primary market area has historically enjoyed a more stable level of economic activity; however we believe these more macro level concerns have started to become more evident within our market area.  Recent indications show the unemployment rate within California to be approximately 9.3%.  This is up approximately 3.4% from the 5.9% reported at December 2007.  Within our primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara counties to be approximately 6.6% and 6.3%, respectively.  This represents increases of approximately 2.3% and 1.9% from the 4.3% and 4.4% reported for San Luis Obispo and Santa Barbara counties at December 2007.  Additionally, housing prices have fallen significantly year over year within California, showing an approximate 42% year over year decline as of December 2008.  Within the Company’s primary market, we have seen housing prices fall in San Luis Obispo and Santa Barbara counties from year ago levels by approximately 29% and 34%, respectively.  However, sales have been relatively strong within the Company’s primary market area, climbing approximately 32% during 2008, the majority of which can be attributed to sales of foreclosed properties.  That said, the lack of oversupply in our market, desirable climate, close proximity to beaches, water sport lakes and the wine industry, for both San Luis Obispo and Santa Barbara Counties have to some degree provided support for the real-estate market in our area.

The Company believes that the local economies, in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to decline as the loss of jobs increase and businesses cash flows continue to decline. Additionally, competition for deposits continues to be very strong both from traditional sources as well as alternative investments such as mutual funds, money market accounts and the stock market. During 2008 the prime lending rate decreased 400 basis points placing additional pressure on the Company’s margins.

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

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact on the Company of any future changes in monetary policies cannot be predicted. During 2008 the prime lending rate decreased 400 basis points placing additional pressure on the Company’s margins.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries.  See “Description of Business-Supervision and Regulation.”

Supervision and Regulation

General

The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

However Congress and the executive branch are likely to consider significant new regulatory reform initiatives in the near future, which could result in material changes to the current oversight structure.

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

December 31, 2008

	Minimum	Minimum
	Capital	“Well Capitalized”	Bank	Company
	Requirements	Bank	Actual	Actual
LEVERAGE RATIO	4.0%	5.0%	11.4%	11.9%
TIER 1 RISK-BASED RATIO	4.0%	6.0%	13.7%	14.4%
TOTAL RISK-BASED RATIO	8.0%	10.0%	15.2%	15.9%

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” at December 31, 2008.

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

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital.  Any additional portion of the trust preferred securities would qualify as Tier II capital.  As of December 31, 2008 the subsidiary trust had $5.2 million in trust preferred securities outstanding, all of which qualifies as Tier 1 capital.

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

Participation in the Capital Purchase Program of the Troubled Asset Relief Program.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”) enacted by the U.S. Congress in response to the financial crises affecting the banking system and financial markets and gong concern threats to investment banks and other financial institutions.  On October 14, 2008, the U.S. Department of Treasury (“U.S. Treasury”) announced the Troubled Asset Relief Program Capital Purchase Program (“TARP”).  This program makes $250 billion of capital available to U.S. financial institutions from the initial $350 billion authorized by the EESA in the form of preferred stock investments by the U.S. Treasury in qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies under the following general terms:

•	The preferred stock issued to the U.S. Treasury would pay 5% dividends for the first five years, and then 9% dividends thereafter;
•

In connection with the purchase of preferred stock, the U.S. Treasury will receive warrants entitling the U.S. Treasury to buy the participating institution’s common stock equivalent in value to 15% of the preferred stock;

•	The preferred stock may not be redeemed for a period of three years, except with proceeds from high-quality private capital;
•

The consent of the U.S. Treasury will be required to increase common dividends per share or any share repurchases, with limited exceptions, during the first three years, unless the preferred stock has been redeemed or transferred to third parties; and

•

Participating companies must adopt the U.S. Treasury’s standard for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued under the TARP. At the close of Company’s TARP transaction, these executive compensation restrictions included the that the Company, among other things, must:

	•	Ensure that the incentive compensation programs for its senior executive officers do not encourage unnecessary and excessive risks that threaten the value of the Company
•

Implement a required clawback of any bonus or incentive compensation paid to The Company’s senior executive officers based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate;

	•	Not make any “golden parachute payment” (as defined in the Internal Revenue Code) to any of The Comapany’s senior executive officers; and
	•	Agree not to deduct for tax purposes executive compensation in excess of $500,000 in any one fiscal year for each of the Company’s senior executive officers.

On Friday, December 19, 2008, the Company entered into a Purchase Agreement with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company agreed to issue and sell 4,000 shares of the Company’s Preferred Stock as Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock) and a Warrant to purchase 37,360 shares of the Company’s Common Stock for an aggregate purchase price of $4,000,000 in cash. In connection with this transaction the Company incurred $50,000 in costs.

The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Preferred Stock may be redeemed by the Company after three years. Prior to the end of the three years, the Preferred Stock may be redeemed only with proceeds from the sale of qualifying equity securities of the Company.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $16.06 per share.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), more commonly known as the economic stimulus or economic recovery package.  The Stimulus Bill includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Stimulus Bill imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under the Stimulus Bill without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

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

Premiums for Deposit Insurance

The deposits of the Bank have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor. On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009. This increase was part of the Emergency Economic Stabilization Act of 2008. Additionally, the Bank has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts at the Bank with balances over $250,000 will also be fully insured through December 31, 2009 at an additional cost to the Bank of 10 basis points per dollar over $250,000 on a per account basis.

The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the Deposit Insurance Fund (“DIF”). The Federal Deposit Insurance Reform Act of

2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given time frame. The FDIC Board of Directors has not declared any dividends as of December 31, 2008. The DIF reserve ratio calculated by the FDIC that was in effect at December 31, 2008 was ..76%.

In 2007, FDIC regulations established a new risk-based assessment system under which deposit insurance assessments are based upon supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them.

In 2007 and 2008, the annual insurance premiums on bank deposits insured by the DIF varied between $.05 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.43 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. In 2007 and 2008 the Bank was classified in the highest capital and supervisory evaluation category.  Under the FDIC Act, the Bank received a one time assessment credit of approximately $126 thousand, discussed more fully below.  In 2007, the Bank exhausted this credit.

In 2006, the annual insurance premiums on bank deposits insured by the DIF varied between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. In 2006, the Bank paid no annual insurance premiums because of the one time assessment credit discussed above.

The FDIC Act required the FDIC to establish a one-time historical assessment credit that provides banks a credit that could be used to offset insurance assessments. This one-time historical assessment credit was established to benefit banks that had funded deposit insurance funds prior to December 31, 1996. This one-time historical assessment credit is based upon the Bank’s insured deposits as of December 31, 1996. As stated above, the Bank’s one-time historical assessment credit was $126 thousand when it was established in 2006. During 2007, the Bank fully utilized this credit and only partially offset 2007 assessments. As a result, the Bank’s Federal deposit insurance expense increased in 2008 and will increase further in 2009.

As required by law, in October 2008, the FDIC Board adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, in December, 2008, the FDIC Board of Directors voted to increase risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry.

In addition to risk-based deposit insurance assessments, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2008 ranged from $.0110 to $.0114 per $100 of deposits. Financing Corporation assessments of $[*] were paid by the Bank for 2008, 2007 and 2006, respectively, and are included in other expense.

The FDIC is authorized to terminate a depository institution’s deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution’s regulatory authorities. Any such termination of deposit insurance would likely have a material adverse effect on the Bank, the severity of which would depend on the amount of deposits affected by such a termination.

Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.

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

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC.  The Company electronically files the following reports with the SEC:  Form 10-K (Annual Report), Form ARS (Annual Report to Shareholders), Form 10-Q (Quarterly Report), Form 8-K (Current Report), insider ownership reports and Form DEF 14A (Proxy Statement).  The Company may file additional forms.  The SEC maintains an Internet site, www.sec.gov. in which all forms filed electronically may be accessed.  Additionally, all forms filed with the SEC and additional shareholder information is available free of charge using the Link on the Company’s website:  www.santaluciabank.com.  The Company makes these reports available to the website as soon as reasonable practicable after filing them with the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.

ITEM 1A.       RISK FACTORS

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

Risks Associated with our Business.

Recession and changes in domestic and foreign financial markets may have a material negative impact on our results of operations and financial condition.

Economic indices have shown that since the fourth quarter of 2007, the United States economy has been in a recession. This has been reflected in significant business failures and job losses, including the potential bankruptcies of three U.S. automobile manufacturing companies and by job losses in excess of 500,000 in each of November and December 2008.  Job losses at this level are expected to continue during the first calendar quarter of 2009.

In addition, in the past year, the domestic and foreign financial markets, securities trading markets and economies generally have experienced significant turmoil including, without limitation, government takeovers of troubled institutions, government brokered mergers of such firms to avoid bankruptcy or failures, bankruptcies of securities trading firms and insurance companies, failures of financial institutions and securities brokerage firms, declines in real property values, and wide fluctuations in energy prices, all of which have contributed to reduced availability of credit for businesses and consumers, elevated foreclosures on residential and commercial properties, falling home prices, reduced liquidity and a lack of stability across the entire financial sector.  These recent events and the corresponding uncertainty and decline in financial markets are likely to continue for the foreseeable future.  The full extent of the repercussions to our nation’s economy in general and our business in particular therefrom are not fully known at this time.  Such events may have a negative effect on (i) our ability to service our existing customers and attract new customers, (ii) the ability of our borrowers to operate their business as successfully as in the past, (iii) the financial security and net worth of our customers, and (iv) the ability of our customers to repay their loans with us in accordance with the terms thereof.

We do not believe these difficult conditions are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.

Recently enacted legislation and other measures undertaken by the Treasury, the FRB and other governmental agencies may not help stabilize the U.S. financial system or improve the housing market.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” EESA includes additional provisions directed at bolstering the economy, including:

•      Authority for the FRB to pay interest on depository institution balances;

•      Mortgage loss mitigation and homeowner protection;

•      Temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009; and

•      Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the TARP, the Treasury has created a capital purchase program, pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by financial institutions (such as the Bank) and bank holding companies (such as the Company). Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on December 31, 2008 that was scheduled to mature before June 30, 2009. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), more commonly known as the economic stimulus or economic recovery package.  The Stimulus Bill includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Stimulus Bill imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the Treasury.

The actual impact that EESA, the Stimulus Bill and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

At December 31, 2008, real estate served as the principal source of collateral with respect to approximately 79% of our loan portfolio. A decline in current economic conditions could have an adverse effect on the demand for new loans even if rates continue to decline.  It is also understood that the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Company, could affect the Company’s financial condition and results of operations in general and the market value of the Company’s common stock.  Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

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

Within the makeup of our CRE, approximately 30% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  This coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Company targets commercial term loans for owners use as it supports the local business economy.  The Company feels that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

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

Deposit insurance assessments will increase substantially, which will adversely affect profits.

FDIC deposit insurance expense for the year ended December 31, 2008 was $125,062.00. Deposit insurance assessments will increase in 2009 due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years.  On December 16, 2008, the FDIC issued a final rule increasing that assessment range for the first quarter of 2009.  The FDIC has announced that it intends to issue a final rule in early 2009, to be effective on April 1, 2009, to set new assessment rates beginning with the second quarter of 2009 and to make other changes to its assessment rule.  It has also stated that it may need to set a higher base rate schedule at the time of the issuance of its final assessment rate rule, depending upon the information available at that time including, without limitation, on its updated bank failure and loss projections.

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

•                  Operating and stock price performance of other companies that investors deem comparable to our company

•                  News reports relating to trends, concerns and other issues in the financial services industry

•                  Perceptions in the marketplace regarding our company and/or its competitors

Our Common Stock Is Not An Insured Deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment

Our Articles of Incorporation and By-Laws, As Well As Certain Banking Laws, May Have An Anti-Takeover Effect.

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

ITEM 1B. Unresolved Staff Comments

The Company has no unresolved comments received from staff at the SEC.

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

There are no material proceedings adverse to the Company to which any Director, Officer or affiliate of the Company is a party.

ITEM 4.                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.                                           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock is not listed on any exchange or market. However, Maguire Investments, Morgan Stanley, Howe Barnes Hoefer & Arnett, Inc., Edward Jones, Wedbush Morgan Securities, UBS Financial Services, Inc. and McAdams Wright and Ragen. each actively make a market in the Company’s Common Stock. Certain information concerning the Common Stock is quoted on the OTC Bulletin Board under the symbol “SLBA.OB”

The information in the following table indicates the high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by certain of the firms mentioned above who serve as the Company’s market makers. These prices do not include retail mark-ups, mark-downs or commission.

	Bid Prices (1)
Quarter Ended	Low	High
2008
December 31	$13.50	$19.00
September 30	14.25	21.50
June 30	20.00	24.25
March 31	23.25	25.00

2007
December 31	$23.25	$26.25
September 30	25.00	29.00
June 30	26.00	28.99
March 31	26.00	29.00

(1)         Based on data reported by the market makers named above. Does not include information on shares traded directly by shareholders or through other dealers.

Holders

The Company has two classes of stock outstanding — Common and Series A Preferred. As of March 2, 2009 there were approximately 363 record holders of the Company’s Common Stock.

Dividends

The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 2007:

Month Paid	Amount Per Share
March 2007	$0.20
September 2007	0.25
March 2008	0.25
September 2008	0.25

The Company has paid a cash dividend for the past 19 year. The Company is a legal entity separate and distinct from the Bank.  The Company’s shareholders are entitled to receive dividends when declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the Corporation law).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution to its shareholders if it meets two conditions, which generally states are as follows: (i) the corporation’s assets equal 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1-1/4 times its current liabilities.

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

The Company’s junior subordinated debt agreements contain provisions which prohibit the paying of dividends if it defers payment of interest on outstanding trust preferred securities (See “Item I. Business — Supervision and Regulation — Capital Standards”)

The Company’s participation in the TARP Capital Purchase Program includes  restrictions on the amount of dividends that can be paid to common stock shareholders. The Company can not pay a dividend greater than the prior dividend declared unless prior approval from the United States Treasury is granted. Additionally, the Company will be prohibited from continuing to pay dividends on its common stock unless the Company has fully paid all required dividends on the preferred stock issued to the Treasury.  The Company fully expects to be able to pay all required dividends on the preferred stock, but if for any reason the Company is unable to do so in the future, then the Company would be precluded from paying dividends on its common stock.

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

The following table summarizes information as of December 31, 2008 relating to our equity based compensation plans:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	154,360	$17.97	45,640
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	154,360	$17.97	45,640

Purchase of Equity Securities

On October 28, 2006, the Board authorized the repurchase of up to $1,000,000 worth of the Company’s common stock.  This authorization did not have an expiration date.  During the third quarter 2008 the Company purchased all authorized shares, thereby completing this authority.  No shares were repurchased in the fourth quarter.

ITEM 6.                                           SELECTED FINANCIAL DATA

The information required by Item 6 of Form 10-K is incorporated by Reference from the section entitled “Management’s Discussion and Analysis and Results of Operations” in the Company’s 2008 Annual Report to Shareholders, included as an exhibit to this Annual Report.

ITEM 7.                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information required by Item 7 of Form 10-K is incorporated by reference from the section entitled “Management’s Discussion and Analysis and Results of Operations” in the Company’s 2008 Annual Report to Shareholders, included as an exhibit to this Annual Report.

ITEM 7A. - QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.                                           FINANCIAL STATEMENTS

The financial statements and the notes thereto required by Item 8 of Form 10-K are incorporated by reference from the Company’s 2008 Annual Report to Shareholders, included as an exhibit to this Annual Report.

ITEM 9.                                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A (T).              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2008 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

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

/s/ John C. Hansen	/s/James M. Cowan
John C. Hansen	James M. Cowan
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

(b)           Changes in Internal Control Over Financial Reporting.

No changes in the Company’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has adopted a Code of Business Conduct and Ethics that applies to all employees and directors of the Company, and complies with the SEC’s requirements for a code of ethics applicable to senior executive officers.  A copy of the Code of Business Conduct and Ethics was attached to the Form 10-K filed on March 24, 2006, for the year ended December 31, 2005.

During 2007, the Board established a Corporate Governance Committee Charter and Corporate Governance Guidelines. A copy of the Corporate Governance Committee Charter and Guidelines was attached as “Exhibit A” to the Proxy Statement filed with the SEC on February 15, 2008.

The remainder of the information required by Item 9 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 14                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 15.               EXHIBITS

(a)                                  The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

Index to Exhibits

Exhibit		Sequentially
Number	Exhibit	Numbered Pages

3.1	Articles of Incorporation of the Bancorp, as amended	13/

3.2	Bylaws of the Bancorp, as amended	13/

3.3	Certificate of Amendment to Bylaws of Santa Lucia Bank, dated January 16, 2002	7/

3.4	Amendment to Bylaws of Santa Lucia Bank, dated January 21, 2009	17/

10.4	Santa Lucia Bank’s Employee Stock Ownership Plan	1/

10.5	Plan Administrator’s Guide for the Bank’s Employee Stock Ownership Plan	1/

10.6	Santa Lucia Bank’s Profit Sharing Plan	1/

10.9	Salary Continuation agreement by and between Santa Lucia Bank and Stanley R. Cherry, dated February 1, 1997	2/

10.10	Salary Continuation agreement by and between Santa Lucia Bank and Larry H. Putnam, dated February 1, 1997	2/

10.11	Deferred Fee Agreement by and Between Santa Lucia Bank and Khatchik Achadjian, dated February 1, 1997	2/

10.12	Deferred Fee Agreement by and Between Santa Lucia Bank and Dino Boneso, dated February 1, 1997	2/

10.13	Deferred Fee Agreement by and Between Santa Lucia Bank and Jerry W. DeCou, III, dated February 1, 1997	2/

10.14	Deferred Fee Agreement by and Between Santa Lucia Bank and Douglas C. Filipponi, dated February 1, 1997	2/

10.15	Deferred Fee Agreement by and Between Santa Lucia Bank and Jean Hawkins, dated February 1, 1997	2/

10.16	Deferred Fee Agreement by and Between Santa Lucia Bank and Paul G. Moerman, dated February 1, 1997	2/

10.17	Deferred Fee Agreement by and Between Santa Lucia Bank and Norman J. Norton, Jr., dated February 1, 1997	2/

10.18	Deferred Fee Agreement by and Between Santa Lucia Bank and William S. Osibin, dated February 1, 1997	2/

10.19	Deferred Fee Agreement by and Between Santa Lucia Bank and D. Jack Stinchfield, dated February 1, 1997	2/

10.20	Director Retirement Agreement by and between Santa Lucia Bank and Khatchik Achadjian, dated February 1, 1997	2/

10.21	Director Retirement Agreement by and between Santa Lucia Bank and Dino A. Boneso, dated February 1, 1997	2/

10.22	Director Retirement Agreement by and between Santa Lucia Bank and Jerry W. DeCou, III, dated February 1, 1997	2/

10.23	Director Retirement Agreement by and between Santa Lucia Bank and Douglas C. Filipponi, dated February 1, 1997	2/

10.24	Director Retirement Agreement by and between Santa Lucia Bank and Jean Hawkins, dated February 1, 1997	2/

10.25	Director Retirement Agreement by and between Santa Lucia Bank and Paul G. Moerman, dated February 1, 1997	2/

10.26	Director Retirement Agreement by and between Santa Lucia Bank and Willard S. Osibin, dated February 1, 1997	2/

10.27	Director Retirement Agreement by and between Santa Lucia Bank and D. Jack Stinchfield, dated February 1, 1997	2/

10.28	Agreement for Data Processing Services between Santa Lucia Bank and Fiserv Savings and Community Bank Group, dated February 21, 1997	3/

10.29	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.30	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.31	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.32	Software License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.33	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.34	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.35	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.36	Services Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.37	Remote Access Support Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.38	Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen, dated August 1, 1998	4/

10.39	Employment Agreement by and between Santa Lucia Bank and Stanley R. Cherry, dated August 1, 1998	4/

10.40	Employment Agreement by and between Santa Lucia Bank and Larry H. Putnam, dated August 1, 1998	4/

10.41	Employment Agreement by and between Santa Lucia Bank and John C. Hansen dated August 1, 1998	4/

10.42	Santa Lucia Bank 2000 Stock Option Plan and form of stock option agreement	5/

10.44	Amendment to Salary Continuation Agreement of Stanley R. Cherry, Dated April 15, 1998	6/

10.45	Amendment to Salary Continuation Agreement of Larry H. Putnam, dated April 15, 1998	6/

10.46	Amendment to Salary Continuation Agreement of Stanley R. Cherry, dated May 10, 2000	6/

10.47	Amendment to Santa Lucia Bank Director Retirement Agreement with Khatchik H. Achadjian	6/

10.48	Amendment to Santa Lucia Bank Director Retirement Agreement with Dino Boneso, dated January 10, 2001	6/

10.49	Amendment to Santa Lucia Bank Director Retirement Agreement with Jerry W. DeCou, III, dated January 10, 2001	6/

10.50	Amendment to Santa Lucia Bank Director Retirement Agreement with Douglas C. Filipponi, dated January 10, 2001	6/

10.51	Amendment to Santa Lucia Bank Director Retirement Agreement with Jean Hawkins, dated January 10, 2001	6/

10.52	Amendment to Santa Lucia Bank Director Retirement Agreement with Paul G. Moerman, dated January 10, 2001	6/

10.53	Amendment to Santa Lucia Bank Director Retirement Agreement with D. Jack Stinchfield, dated January 10, 2001	6/

10.54	Amendment to Salary Continuation agreement with Stanley R. Cherry, dated January 10, 2001	6/

10.55	Amendment to Salary Continuation agreement with Larry H. Putnam, dated January 10, 2001	6/

10.56	Amendment to Salary Continuation agreement with John C. Hansen, dated January 10, 2001	6/

10.57	401(K) Profit Sharing Plan adopted effective July 1, 2001	7/

10.59	Form of Note Purchase Agreement	9/

10.60	Subordinated Note	9/

10.62	Amendment to Employment Agreement by and between Santa Lucia Bank and John Hansen dated November 11, 2004	11/

10.63	Employment Agreement by and between Santa Lucia Bank and Jim Cowan dated November 11, 2004	11/

10.65	Santa Lucia Bancorp 2006 Equity Based Compensation Plan	12/

10.66	Amended and Restated Employment Agreement by and between Santa Lucia Bank and Larry H. Putnam dated December 15, 2006	13/

10.67	Amended and Restated Employment Agreement by and between Santa Lucia Bank and John C. Hansen dated December 15, 2006	13/

10.68	Amended and Restated Employment Agreement by and between Santa Lucia Bank and James M. Cowan dated December 15, 2006	13/

10.70	Amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and Larry H. Putnam dated April 12, 2007.	14/

10.71	Amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen dated April 12, 2007.	14/

10.72	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Larry H. Putnam dated March 19, 2008.	15/

10.73	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and John C. Hansen dated March 19, 2008.	15/

10.74	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and James Cowan dated March 19, 2008	15/

10.75	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Jerry W. DeCou dated March 19, 2008.	15/

10.76	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Douglas C. Filipponi dated March 19, 2008.	15/

10.77	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Khatchik Achadjian dated March 19, 2008.	15/

10.78	Third Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Stanley R. Cherry dated March 19, 2008.	15/

10.79	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Jean Hawkins dated March 19, 2008.	15/

10.80	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Paul G. Moerman dated March 19, 2008.	15/

10.81	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and D. Jack Stinchfield dated March 19, 2008.	15/

10.82	Agreement made by and between Santa Lucia Bank and Jerry W. DeCou, III dated October 15, 2008	16/

10.83	Agreement made by and between Santa Lucia Bank and Douglas C. Filipponi dated October 15, 2008	16/

10.84	Agreement made by and between Santa Lucia Bank and Khatchik Achadjian dated October 15, 2008	16/

10.85	Agreement made by and between Santa Lucia Bank and Stanley R. Cherry dated October 15, 2008	16/

10.86	Agreement made by and between Santa Lucia Bank and Jean Hawkins dated October 15, 2008	16/

10.87	Agreement made by and between Santa Lucia Bank and Paul G. Moerman dated October 15, 2008	16/

10.88	Agreement made by and between Santa Lucia Bank and D. Jack Stinchfield dated October 15, 2008	16/

10.89	First Amendment to Amend and Restated Employment Agreement made by and between Santa Lucia Bank and Larry H. Putnam dated October 15, 2008	16/

10.90	First Amendment to Amend and Restated Employment Agreement made by and between Santa Lucia Bank and John C. Hansen dated October 15, 2008	16/

10.91	First Amendment to Amend and Restated Employment Agreement made by and between Santa Lucia Bank and James Cowan dated October 15, 2008	16/

10.92	Salary Continuation Agreement by and between Santa Lucia Bank and Larry H. Putnam dated December 17, 2008	17/

10.93	First Amended and Restated Salary Continuation Agreement by and between Santa Lucia Bank and Larry H. Putnam dated December 17, 2008	17/

10.94	Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen dated December 17, 2008	17/

10.95	First Amended and Restated Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen dated December 17, 2008	17/

10.96	First Amended and Restated Salary Continuation Agreement by and between Santa Lucia Bank and James M. Cowan dated December 17, 2008	17/

10.97	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Jerry W. DeCou III dated December 17, 2008	17/

10.98	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Douglas C. Filipponi dated December 17, 2008	17/

10.99	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Khatchik H. Achadjian dated December 17, 2008	17/

10.100	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Jean Hawkins dated December 17, 2008	17/

10.101	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Paul G. Moerman dated December 17, 2008	17/

10.102	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and D. Jack Stinchfield dated December 17, 2008	17/

10.103	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Jerry W. DeCou III dated December 17, 2008	17/

10.104	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Douglas C. Filipponi dated December 17, 2008	17/

10.105	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Khatchik H. Achadjian dated December 17, 2008	17/

10.106	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Jean Hawkins dated December 17, 2008	17/

10.107	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Paul G. Moerman dated December 17, 2008	17/

10.108	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and D. Jack Stinchfield dated December 17, 2008	17/

13.1	Annual Report to Shareholders

14.1	Code of Business Conduct and Ethics

23.1	Consent of independent accountants from Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

1/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1995

2/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1996

3/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1997

4/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1998

5/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 2000

7/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 2001

8/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 2002

9/	Incorporated by reference from the Bank’s Form 10-Q for the period ended September 30, 2003

10/	Incorporated by reference from the Bank’s Form 10-K for the period ended December 31, 2003

11/	Incorporated by reference from the Bank’s Form 10-K for the period ended December 31, 2004

12/	Filed as part of Registrants Registration Statement on Form S-8 (File #333-137997) (Filed on 10/13/06)

13/	Incorporated by reference from the Bank’s Form 10-K for the period ended December 31, 2006

14/	Incorporated by reference from the Bank’s Form 10-Q for the period ended March 31, 2007

15/	Incorporated by reference from the Bank’s Form 10-Q for the period ended March 31, 2008

16/	Incorporated by reference from the Bank’s Form 10-Q for the period ended September 30, 2008

17/	Incorporated by reference from the Bank’s Form 10-K for the period ended December 31, 2008

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA LUCIA BANCORP

By:	/s/ John C. Hansen
JOHN C. HANSEN
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 30, 2009

By:	/s/ James M. Cowan
JAMES M. COWAN
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 30, 2008

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:

/s/ John C. Hansen	President and Chief Executive Officer	March 30, 2009
John C. Hansen

/s/ Jerry W. DeCou III	Chairman of the Board of Directors	March 30, 2009
JERRY W. DECOU III

/s/ Douglas C. Filipponi	Vice Chairman of the Board of Directors	March 30, 2009
DOUGLAS C. FILIPPONI

/s/ Khatchik H. Achadjian	Director	March 30, 2009
KHATCHIK H. ACHADJIAN

/s/ Stanley R. Cherry	Director	March 30, 2009
STANLEY R. CHERRY

/s/ Jean Hawkins	Director	March 30, 2009
JEAN HAWKINS

/s/ Paul G. Moerman	Director	March 30, 2009
PAUL G. MOERMAN

/s/ Larry H. Putnam	Director	March 30, 2009
LARRY H. PUTNAM

/s/ D. Jack Stinchfield	Director	March 30, 2009
D. JACK STINCHFIELD

EXHIBIT INDEX

Exhibit
Sequential
Number	Description

3.4	Amendment to Bylaws of Santa Lucia Bank, dated January 21, 2009

10.92	Salary Continuation Agreement by and between Santa Lucia Bank and Larry H. Putnam dated December 17, 2008

10.93	First Amended and Restated Salary Continuation Agreement by and between Santa Lucia Bank and Larry H. Putnam dated December 17, 2008

10.94	Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen dated December 17, 2008

10.95	First Amended and Restated Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen dated December 17, 2008

10.96	First Amended and Restated Salary Continuation Agreement by and between Santa Lucia Bank and James M. Cowan dated December 17, 2008

10.97	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Jerry W. DeCou III dated December 17, 2008

10.98	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Douglas C. Filipponi dated December 17, 2008

10.99	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Khatchik H. Achadjian dated December 17, 2008

10.100	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Jean Hawkins dated December 17, 2008

10.101	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Paul G. Moerman dated December 17, 2008

10.102	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and D. Jack Stinchfield dated December 17, 2008

10.103	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Jerry W. DeCou III dated December 17, 2008

10.104	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Douglas C. Filipponi dated December 17, 2008

10.105	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Khatchik H. Achadjian dated December 17, 2008

10.106	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Jean Hawkins dated December 17, 2008

10.107	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Paul G. Moerman dated December 17, 2008

10.108	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and D. Jack Stinchfield dated December 17, 2008

13.1	Annual Report to Shareholders

14.1	Code of Business Conduct and Ethics

23.1	Consent of independent accountants from Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code