Form 10-Q
period 2009-03-31
Santa Lucia Bancorp
filed 2009-05-15
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

805-466-7087

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Smaller reporting Company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of May 1, 2009: 1,923,053.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

	31-Mar-09	31-Dec-08
	(unaudited)
Assets
Cash and due from banks	$8,498	$8,220
Federal funds sold	—	—
Total cash and cash equivalents	8,498	8,220

Securities available for sale	37,363	38,471
Loans, net	195,191	186,632
Premises and equipment, net	8,995	8,624
Cash surrender value of life insurance	5,243	5,195
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,517	1,517
Accrued interest and other assets	3,232	3,221
Total Assets	$260,039	$251,880

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$71,092	$75,155
Interest-bearing demand and NOW accounts	14,147	12,889
Money market	29,405	26,214
Savings	26,968	26,754
Time certificates of deposit of $100,000 or more	43,838	37,894
Other time certificates	35,101	33,411
Total Deposits	220,551	212,317
Short-term borrowings	5,000	5,000
Long-term debt	6,655	6,822
Accrued interest and other liabilities	2,539	2,190
Total Liabilities	234,745	226,329
Commitments and contingencies	—	—
Shareholders’ equity
Preffered Stock - Series A	3,809	3,799
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,923,053 shares at March 31, 2009 and 1,923,053 shares at December 31, 2008	9,895	9,894
Additional Paid-in Capital	711	677
Retained earnings	10,392	10,683
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	487	498
Total shareholders’ equity	25,294	25,551
Total liabilities and shareholders’ equity	$260,039	$251,880

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending
	31-Mar-09	31-Mar-08
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$3,050	$3,378
Federal funds sold	—	3
Investment securities	413	669
	3,463	4,050
Interest expense
Time certificates of deposit of $100,000 or more	279	426
Other deposits	391	549
Short-term borrowings	38	59
Long-term debt	57	120
	765	1,154

Net interest income	2,698	2,896

Provision for credit losses	240	—
Net interest income after provision for loan losses	2,458	2,896
Noninterest income
Service charges and fees	121	149
Gain on sale of investment securities	92	108
Other income	110	98
	323	355
Noninterest expense
Salaries and employee benefits	1,380	1,416
Occupancy	167	160
Equipment	165	158
Professional services	153	149
Data processing	132	122
Office related expenses	102	97
Marketing	101	105
Regulatory assessments	45	34
Directors’ fees and expenses	88	81
Other	98	86
	2,431	2,408
Earnings before income taxes	350	843

Income taxes	119	323

Net Earnings	$231	$520

Per Share Data
Net Earnings - basic	$0.10	$0.27
Net Earnings - diluted	$0.10	$0.26

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the three month period ended)
	31-Mar-09	31-Mar-08
Cash flows from operating activities:
Net earnings	$231	$520
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	157	162
Provision for loan losses	240	—
Stock-based compensation expense	34	36
Gain on sale of investment securities	(92)	(108)
Other items, net	753	1,087
Net cash provided by operating activities	1,323	1,697

Cash flows from investing activities:
Proceeds from maturities of investment securities	2,634	3,574
Proceeds from sale of investment securities	2,555	5,513
Purchases of investment securities	(4,000)	—
Net change in loans	(9,263)	(543)
Purchases of bank premises and equipment	(527)	(79)
Net cash provided (used) by investing activities	(8,601)	8,465

Cash flows from financing activities:
Net change in deposits	8,234	(277)
Proceeds and tax benefit from exercise of stock options	—	15
Net change in borrowings	(166)	(900)
Dividends paid on Preferred Stock	(31)	—
Cash dividends paid Common Stock	(481)	(482)
Stock repurchases	—	(79)
Net cash provided (used) by financing activities	7,556	(1,723)

Net increase in cash and cash equivalents	278	8,439

Cash and cash equivalents at beginning of year	8,220	7,399
Cash and cash equivalents at end of year	$8,498	$15,838

Supplemental disclosure of cash flow information:
Interest paid	$796	$1,144
Income taxes paid	$—	$—
Transfer of loans to Other Real Estate Owned	$464	$—

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

For year ending December 31, 2008 and the period ending March 31, 2009

							Accumulated
			Common Stock		Additional		Other
	Comprehensive		Shares		Paid-in	Retained	Comprehensive
	Income	Preferred Stock	Outstanding	Amount	Capital	Earnings	Income
Balance at January 1, 2008			1,924,873	9,851,392	358,203	10,782,741	196,510
Cash dividends - $0.50 per share						(962,534)
Exercise of stock options, including the realization of tax benefits of $19,000			4,360	43,115	19,000	(27,725)
Repurchase and retirement of stock			(6,180)			(146,649)
Cumulative - effect adjustment of change in accounting for split-dollar life insurance arrangements						(101,815)
Preferred Stock - Series A		3,799,003			150,997
Stock Option Compensation Expense					148,534
Comprehensive Income:
Net earnings for the year	$1,138,904					1,138,904
Change in unrealized gain on available-for-sale securities, net of taxes of $255,702	364,837						364,837
Less reclassification adjustment for gains included in net income, deferred of tax of $44,347	(63,816)						(63,816)
Total Comprehensive Income	$1,439,925
Balance at December 31, 2008		$3,799,003	1,923,053	$9,894,507	$676,734	$10,682,922	$497,531

							Accumulated
			Common Stock		Additional		Other
	Comprehensive		Shares		Paid-in	Retained	Comprehensive
	Income	Preferred Stock	Outstanding	Amount	Capital	Earnings	Income
Balance at December 31, 2008		3,799,003	1,923,053	9,894,507	676,734	10,682,922	497,531
Dividend Preferred Stock						(31,111)
Common Cash dividends - $0.25 per share						(480,763)
Accretion on Preferred Stock		10,049				(10,049)
Stock Option Compensation Expense					34,068
Comprehensive Income:
Net earnings for the year	$231,201					231,201
Change in unrealized gain on available-for-sale securities, net of taxes of $30,606	43,590						43,590
Less reclassification adjustment for gains included in net income, net of tax of $37,906	(53,988)						(53,988)
Total Comprehensive Income	$220,803
Balance at March 31, 2009		$3,809,052	1,923,053	$9,894,507	$710,802	$10,392,200	$487,133

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 1 Bases of Presentation:

The accompanying unaudited condensed consolidated financial statements of Santa Lucia Bancorp (the “Company”) and its subsidiary Santa Lucia Bank (the “Bank”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The unaudited condensed financial statements further assume that the holding company reorganization involving the Bank and Company was effective March 31, 2006 rather than the actual effectiveness of April 3, 2006.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank’s 2008 Annual Report as filed on Form 10K.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended March 31, 2009, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of March 31, 2009 and December 31, 2008 is as follows:

	(in thousands)
	31-Mar-09	31-Dec-08

Real estate - construction	$58,471	$52,389
Real estate - other	98,341	94,372
Commercial	39,443	41,478
Consumer	1,741	1,415
Gross Loans	197,996	189,654

Deferred loan fees	(673)	(712)
Allowance for loan losses	(2,132)	(2,310)
Net Loans	$195,191	$186,632

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

The Bank’s Allowance for loan losses as a percentage of total loans was 1.08% as of March 31, 2009 a decrease of 0.14% compared to 1.22% as of December 31, 2008. The decrease in the allowance for loan loss is primarily due to charged of loans during the first quarter 2009. Management believes that the Allowance for loan losses at March 31, 2009 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk.  As of March 31, 2009, real estate served as the principal source of collateral with respect to approximately 77.8% of our loan portfolio, of which, 56.2% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 43.3% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The Bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects.  The Bank originates loans on a limited number of large projects and 18.9% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

A continued decline in current economic conditions and the declining interest rates have had an effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of March 31, 2009 and 2008 amounts to approximately $54,433,000 and $60,095,000 respectively, of which approximately $2,758,000 and $4,045,000 are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Three Months Ending
	31-Mar-09		31-Mar-08
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$231		$520
Less dividends Preferred Stock	$(41)
Average shares outstanding		1,923,053		1,925,842
Used in Basic EPS	190	1,923,053	520	1,925,842
Dilutive effect of outstanding stock options		10,605		53,706
Used in Diluted EPS	$190	1,933,658	$520	1,979,548

Note 5 Stock Based Compensation

The Company has two stock option plans, which are fully described in Note K in the Bank’s Annual Report on Form 10-K.  On January 1, 2006, the Company implemented Statement of Financial Accounting Standards 123R, “Share-Based Payments” (“SFAS 123R”) which replaced SFAS 123 and supersedes APB Opinion No. 25 and the related implementation guidance.  SFAS 123R addresses accounting for equity-based compensation arrangements, including employee stock options.  The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after January 1, 2006.  Additionally, compensation expense for unvested options that were outstanding at December 31, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123.

Note 6- Fair Value Measurement

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

The only assets and liabilities measured at fair value on a recurring basis is our securities available for sale which totaled $37.4 million which are valued using level 2 valuation.

Note 7— Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” The FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairment guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This statement applies to other-than-temporary impairments of debt and equity securities and requires a company to assert that (a) it does not have the intent to sell the security in question and (b) it is more likely than not that it will not have to sell the security in question before recovery of its cost basis to avoid an impairment being considered other-than-temporary. This FSP also changes the amount of impairment losses recognized in earnings. Under this FSP impairments are separated into two components: (i) the amount of impairments related to credit losses and (ii) and the amount related to other factors. The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount deemed to be related to other factors is reflected as an adjustment to shareholders’ equity through other comprehensive income.

In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instrument.”  FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.

The standards summarized in the preceding paragraphs are effective for periods ending after June 15, 2009. The Company is currently determining the impact these standards will have on their financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2009.  This analysis should be read in conjunction with the Company’s 2008 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto, the effect of changing regional and national economic conditions; significant changes in interest rates and prepayment speeds; credit risks of lending and investment activities; changes in federal and state banking laws or regulations; competitive pressure in the banking industry; changes in governmental fiscal or monetary policies; uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and other factors discussed in Item 1A. Risk Factors of the company’s 2008 Annual Report as filed on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

The Company reported financial results driven by the economic realities in its market areas, California and the United States in general.  Net income for the three months ended March 31, 2009 decreased 55.6% to $231 thousand compared to $520 thousand for the comparable period in 2008.  Diluted earnings per share decreased $0.16 to $0.10 from $0.26 for the same period in 2008. The primary reasons for the decrease in net earnings, return on average assets and return on average equity was the 56 basis point decrease in the Company’s net interest margin from 5.21% for the three months ending March 31, 2008 to 4.65% for the same period in 2009, coupled with the $240,000 addition to the loan loss provision. Net Interest Income for the three months ended March 31, 2009 decreased $198,000 or 6.8% to $2,698,000 compared to $2,896,000 for the same period in 2008. Interest income decreased $587,000 or 14.5% for the first three months of 2009, from $4,050,000 in 2008, to $3,463,000 in 2008.  This decrease was primarily due to the decrease in the net interest margin caused by a 200 basis point drop in the prime lending rate during the past twelve months as the average rate paid on interest earning assets declined from 7.28% at March 31, 2008 to 5.97% at March 31, 2009.

Interest expense decreased $389,000 or 33.7% from $1,154,000 as of March 31, 2008, to $765,000 as of March 31, 2009.  This was due to a 114 basis point decrease in the average rate paid on interest bearing liabilities from 3.11% as of March 31, 2008 to 1.97% as of March 31, 2009.

The Company’s return on average assets declined from 0.84% as of March 31, 2008 to 0.36% for the same period in 2009, which represents a 57.1% decline.  At the same time we have seen the return on average equity decrease from 9.52% as of March 31, 2008 to 3.61% for the same period in 2009.  Total Stockholders Equity increased $3,694,000 or 17.1% from $21,600,000 as of March 31, 2008 to $25,294,000 for the same period in 2009.  The increase in the Shareholders Equity was primarily due to the Company’s previously announced participation in the United States Treasury’s Capital Purchase Program.

Noninterest income for the three months ended March 31, 2009 decreased 9.0% to $323 thousand compared to $355 thousand for the comparable period in 2008.  The decrease is primarily due to the reduction in non-sufficient funds charges collected on customer accounts. Management believes customers are better managing their accounts by utilizing internet banking services the company provides.

Noninterest expense for the three months ended March 31, 2009 increased by 1.0% or $23 thousand to $2.4 million compared to $2.4 million for the same period in 2008.  The increase in noninterest expense was primarily attributed to legal fees related to the collection of non-accrual loans.

Net loans increased $8.6 million or 4.6% during the three months ending March 31, 2009 compared to an increase of $543 thousand or 0.3% for the same period ending March 31, 2008.  Total real estate loans increased $10.0 million and commercial loans decreased $2.0 million during the first three months of 2009.  Construction loans increased $6.0 million or 11.6% while real estate loans increased $4.0 million or 4.2% to $98.3 million and commercial loans decreased $2.0 million or 5.0% to $39.4 million for the first three months of 2009 compared to December 31, 2008.

Gross loans increased $28.6 million or 16.9% as of March 31, 2009 compared to March 31, 2008.  Construction loans increased $11.1 million or 23.5%, real estate loans increased $15.9 million or 19.2% and commercial loans increased $1.1 million or 2.8% for the same period.

Deposits increased $8.2 million or 3.9% during the first three months of 2008 compared to a decrease of $277 thousand or 0.1% during the same period in 2008. Non-interest bearing demand deposits decreased $4.0 million or 5.4% during the three month period ending March 31, 2009, while interest bearing deposits increased $12.2 million or 9.0%.

As of March 31, 2009 compared to March 31, 2008 deposits increased $8.1 million or 3.8% overall. Non interest bearing deposit decreased $4.6 million or 6.1%, interest bearing demand deposits increased $1.0 million or 7.3%, money market accounts increased $4.2 million or 16.8%, savings increased $1.0 million or 3.7% and time certificates increased $6.6 million or 8.9%.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)
	Unaudited
	Three Months Ended
	March 31,		%
	2009	2008	Change
Summary of Operations:
Interest Income	$3,463	$4,050	-14.49%
Interest Expense	765	1,154	-33.71%
Net Interest Income	2,698	2,896	-6.84%
Provision for Loan Loss	240	—	—

Net Interest Income After Provision for Loan Losses	2,458	2,896	-15.12%
Noninterest Income	323	355	-9.01%
Noninterest Expense	2,431	2,408	0.96%

Income Before Income Taxes	350	843	-58.48%
Income Taxes	119	323	-63.16%

Net Income	$231	$520	-55.58%

Cash Dividends Paid	$481	$482	-0.21%
Cash Dividends Paid Preferred Stock	$31	$—

Per Common Share Data:
Net Income - Basic	$0.10	$0.27	-62.96%
Net Income - Diluted	$0.10	$0.26	-61.54%
Dividends	$0.250	$0.250	0.00%
Book Value	$11.07	$11.21	-1.25%

Common Outstanding Shares:	1,923,053	1,925,983	-0.15%

Statement of Financial Condition Summary:
Total Assets	$260,039	$248,559	4.62%
Total Deposits	220,551	212,441	3.82%
Total Net Loans	195,191	167,162	16.77%
Allowance for Loan Losses	2,132	1,616	31.93%
Total Shareholders’ Equity	25,294	21,600	17.10%

Selected Ratios:
Return on Average Assets	0.36%	0.84%	-57.14%
Return on Average Equity	3.61%	9.52%	-62.07%
Net interest margin	4.65%	5.21%	-10.75%
Average Loans as a Percentage of Average Deposits	91.17%	79.68%	14.42%
Allowance for Loan Losses to Total Loans	1.08%	0.95%	13.68%
Tier I Capital to Average Assets - “Bank Only”	11.11%	9.88%	12.45%
Tier I Capital to Risk-Weighted Assets - “Bank Only”	13.07%	12.37%	5.66%
Total Capital to Risk-Weighted Assets - “Bank Only”	14.45%	13.83%	4.48%
Tier I Capital to Average Assets - “Bancorp”	11.76%	10.56%	11.36%
Tier I Capital to Risk-Weighted Assets - “Bancorp”	13.85%	13.24%	4.61%
Total Capital to Risk-Weighted Assets - “Bancorp”	15.23%	14.70%	3.61%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROAE.  Our net income decreased 55.6% to $231 thousand for the quarter ended March 31, 2009 from $520 thousand for the same period in 2008.  The Company is asset sensitive, which means when interest rates decrease, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits.  In a declining interest rate environment, this has a negative effect on net interest margin.  The primary reason for the decrease in EPS was the Federal Reserve Bank actions that reduced the Bank’s Prime Lending Rate by 2.0% in the last three quarters of 2008, following a 2.0% decrease in the in the first quarter of 2008. This caused the Company’s net interest margin to decrease from 5.2% to 4.7% when comparing March 31, 2008 to March 31, 2009.  Net interest income was $2.7 million at March 31, 2009 compared to $2.9 million at March 31, 2008, or $200 thousand less due primarily to declining yields on our variable rate loans.  Basic and diluted earnings per share for the quarter ended March 31, 2009 were $0.10, and $0.10, respectively, which compares to $0.27 and $0.26 for the quarter ended March 31, 2008.  ROAE for the quarter ending March 31, 2009, decreased to 3.6% compared to 9.5% for the same period in 2008.

Return on Average Assets.  Our return on average assets, or ROAA, is a measure we use to compare our performance with other bank’s and bank holding companies.  ROAA for the quarter ended March 31, 2009 was 0.36% compared to 0.84% for the same period in 2008 primarily due to the reductions in net interest income and in net interest margin.

Asset Quality.  For all bank’s and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of nonperforming loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans.  These measures are key elements in estimating the future earnings of a company. There were three nonperforming loans totaling $1,058,000 as of March 31, 2009 compared to three loans totaling $1,614,000 at December 31, 2008 and $2,119,000 at March 31, 2008.  Nonperforming loans as a percentage of total loans decreased to 0.53% as of March 31, 2009, compared to 0.85% at December 31, 2008 and 1.25% as of March 31, 2008, due primarily to $418 thousand in charged off loans and $464 thousand in Other Real Estate Loans.  Charge-offs to gross loans were 0.21% for the three months ended March 31, 2009, compared to 0.19% as of December 31, 2008 and 0.03% as of March 31, 2008.  Allowance for loan losses increased 31.9% to $2.1 million when comparing March 31, 2009 to March 31, 2008.

Asset Growth.  Total assets of $260.0 million increased $8.2 million or 3.2% for the period ending March 31, 2009 compared to December 31, 2008. Total assets for the period ending March 31, 2009 of $260.0 million increased $11.5 million or 4.6% compared to $248.6 million as of March 31, 2008. Net loans increased $28.0 million or 16.8% from $167.1 million as of March 31, 2008 to $195.1 million for the same period in 2009.  Total deposits increased to $220.5 million as of March 31, 2009 compared to $212.3 million as of December 31, 2008 and $212.4 million as of March 31, 2008. This increase of $8.1 million or 3.8% is primarily due to the increase in time deposits over $100 thousand when comparing March 31, 2009 to March 31, 2008.  Gross loans increased to $198.0 million as of March 31, 2009 compared to $189.6 million as of December 31, 2008 and $169.4 million as of March 31, 2008.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio increased to 80.5% for the first three months of 2009 compared to 74.1% for the same period in 2008, this is due to a decrease in the bank’s net interest margin, and a slight increase in noninterest expense.  Net interest income before provision decreased 6.8% to $2.7 million for the three months ended March 31, 2009, while operating expenses increased 1.0% to $2.43 million from $2.40 million.

Economic Conditions

The Company believes that the local economies, in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to decline as the loss of jobs increase and businesses cash flows continue to decline. Competition for deposits continues to be very strong both from traditional sources as well as alternative investments such as mutual funds, money market accounts and the stock market. The Bank’s growth in the loan portfolio reflects increased demand for commercial loans and various term real estate products. During the past twelve months the prime lending rate decreased 200 basis points placing additional pressure on the Company’s margins.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months ended March 31, 2009 compared with the three months ended March 31, 2008.

RESULTS OF OPERATIONS

Net Income

 Net income of $231 thousand for the three months ended March 31, 2009, reflects a $289 thousand or 55.6% decrease over the like period in 2008. Net interest income decreased primarily due to a decrease in net interest margin from 5.21% for the first quarter 2008 to 4.65% for the same period in 2009, largely attributable to the Federal Reserve Bank decreasing the prime lending rate by 2.0% during the last three quarters of 2008 which followed a 2.0% decrease in the first quarter of 2008. The Company’s loan portfolio was repricing at a faster rate than the deposits causing the net interest margin to decrease.

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

Net loans increased $8.6 million or 4.6% for the three months ended March 31, 2009 when comparing December 31, 2008 of $186.6 million to March 31, 2009 $195.1million. The Company continues to experience good loan growth.

The following table presents for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities.

AVERAGE BALANCE SHEET INFORMATION

	For the three months ending March 31,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Loans	$193,981	$3,050	6.29%	$166,382	$3,378	8.12%
Investment securities	37,046	413	4.46%	55,433	669	4.83%
Federal funds sold	966	—	0.00%	651	3	1.84%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	231,993	3,463	5.97%	222,466	4,050	7.28%
Other assets	25,014			26,019
Less allowance for loan losses	(2,281)			(1,665)
Total average assets	$254,726			$246,820

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand – NOW	$13,137	$10	0.30%	$12,173	$9	0.30%
Money Market	28,149	132	1.88%	24,679	150	2.43%
Savings	26,304	16	0.24%	25,962	38	0.59%
Time certificates of deposit	73,476	512	2.79%	71,691	778	4.34%
Total average interest-bearing deposits	141,066	670	1.90%	134,505	975	2.90%

Short-term borrowings	7,291	38	2.08%	6,980	59	3.38%
Long-term borrowings	6,807	57	3.35%	7,155	120	6.71%
Total interest-bearing liabilities	155,164	765	1.97%	148,640	1,154	3.11%

Demand deposits	71,706			74,306
Other liabilities	2,269			2,027
Shareholders’ equity	25,587			21,847
Total average liabilities and shareholders’ equity	$254,726			$246,820
Net interest income		$2,698			$2,896
Net interest margin			4.65%			5.21%

Net interest income decreased 6.8% for the quarter ended March 31, 2009 as compared to the same period in 2008, as decreasing yields on earning assets, and the slower effect of repricing higher cost of funds combined to decrease our net interest margin.  The yield on interest-earning assets decreased to 5.97% for the current quarter, as compared to 6.77% in the immediately preceding quarter and 7.28% a year ago.  The cost of total interest-bearing liabilities decreased to 1.97% for the current quarter, as compared to 2.58% in the immediately preceding quarter and 3.11% a year ago. Net interest margin for the three months ended March 31, 2009 was 4.65% compared to 5.21% for the three months ended March 31, 2008.  This represents a decrease of 56 basis points or 10.7%. The table below indicates an increase in the fed fund portfolio from 0.29% of average earning assets as of March 31, 2008 to 0.42% as of March 31, 2009.  The table also indicates an increase in the loan portfolio from 74.79% of average earning assets to 83.62% and a decrease in investment portfolio from 24.92% to 15.97% when comparing March 31, 2008 to March 31, 2009:

	(dollars in thousands)
		Percent of		Percent of
	March	Earning	March	Earning
	2009	Assets	2008	Assets
Federal Funds Sold	966	0.42%	$651	0.29%
Loans	$193,981	83.62%	166,382	74.79%
Investments	37,046	15.96%	55,433	24.92%
Total Average Earning Assets	$231,993	100.00%	$222,466	100.00%

For the three months ended March 31, 2009, the average prime rate was 3.25%, the average Fed Fund rate was .10%, and the yield on the investment portfolio averaged 4.46%.  During the three months ended March 31, 2008 the average prime rate was 6.22%, the average Fed Fund rate was 1.84%, and the Bank’s investment portfolio posted an average yield of 4.83%.  These decreases were primarily due to the 200 basis point decrease in the prime lending rate from January 1, 2008 to March 31, 2008 and an additional 200 basis point reduction in the last three quarters of 2008.

Deposit interest expense for the three months ended March 31, 2009 totaled $670,000, which reflects a decrease of $305,000 or 31.3% over the like period in 2008.  The decrease in deposit interest expense was due to the declining interest rates and the increase in interest bearing deposits.  The schedule shown below indicates that average interest bearing savings and time deposits increased $2.1 million or 2.18% from March of 2008 to March of 2009.  During the same period, average non interest bearing deposits decreased $2.6 million or 3.50%.

	(dollars in thousands)
	March	March	Dollar	Percent
	2009	2008	Variance	Variance
Average noninterest bearing deposits	71,706	$74,306	$(2,600)	-3.50%
Average interest bearing demand deposits	41,286	36,852	4,434	12.03%
Average interest bearing savings and time	99,780	97,653	2,127	2.18%
Total Deposits	$212,772	$208,811	$3,961	1.90%

The average deposit cost of funds for the three months ended March 31, 2009 decreased 100 basis points from 2.9% in March of 2008 to 1.9% in March of 2009.  The Company anticipates a continued decrease in its deposit cost of funds during the balance of this year as higher cost fixed rate deposits mature.

Noninterest Income

Noninterest income for the three months ended March 31, 2009 was $323,000 compared to $355,000 for the same period in 2008.  That represents a decrease of $32,000 or 9.0%, which is primarily due to the reduction of service charges and NSF fees collected.

Service charges on deposit accounts for the three months ended March 31, 2009 totaled $121,000, which represents a decrease of $28,000 or 18.8% compared to $149,000 in the same period of 2008.  The decrease in services charges was primarily due to the reduction of NSF fees collected as customers better manage their accounts by utilizing internet banking services.

Gain on sale of investment securities totaled $92,000 for the three months ended March 31, 2008 compared to $108,000 for the same period of 2008.

Other noninterest income for the three months ended March 31, 2009 was $110,000 compared to $98,000 for an increase of $12,000 or 12.2% compared to the same period of 2008.

Operating Expenses

Salary and employee benefits for the three months ended March 31, 2009 totaled $1,380,000, which reflects a decrease of $36,000 or 2.5% over the like period in 2008. This was primarily due to the retirement of the President and Chief Executive Officer on January 3, 2009.

Occupancy expense for the three months ended March 31, 2009 totaled $167,000, which reflects an increase of $7,000 or 4.4% over the same period in 2008. This was primarily due to the cost of utilities increasing and routine maintenance on buildings.

Equipment expense for the three months ended March 31, 2009 totaled $165,000, which reflects an increase of $7,000 or 4.4% over the same period in 2008. This was primarily due to equipment upgrades.

Professional services for the three months ended March 31, 2009 totaled $153,000, which reflects an increase of $4,000 or 2.7% over the same period in 2008. This is primarily due to the collection of non-accrual loans which caused an increase in legal fees.

Data processing expense for the three months ended March 31, 2009 totaled $132,000, which reflects an increase of $10,000 or 8.2% from the same period in 2008. This is primarily due to the increase in transaction accounts item processing.

Office related expense for the three months ended March 31, 2009 totaled $102,000, which reflects an increase of $5,000 or 5.2% over the same period in 2008.  This was primarily due to an increase in stationery and supplies.

Marketing related expense for the three months ended March 31, 2009 totaled $101,000 which reflects a decrease of $4,000 or 3.8% over the same period in 2008.  The decrease is primarily due to the reduction in the purchase of promotional items.

Regulatory assessment fees for the period ending March 31, 2009 was $45,000, which reflects an increase of $11,000 or 32.4% over the same period in 2008. This was primarily due to the increase in the Federal Deposit Insurance Assessment fees.

Director expense for the three months ended March 31, 2009 totaled $88,000, which reflects an increase of $7,000 or 8.6% over the like period in 2008. This is primarily due to the retirement of the President and CEO in January 2009, who now receives director fees.

Other expense for the three months ended March 31, 2009 totaled $98,000, which reflects an increase of $12,000 or 14.0% over the same period in 2008. This is primarily due to loan related expenses.

Loan Related Data

The Company has taken several positive steps over the past years to improve upon the overall credit administration of the Bank.  The Company has implemented additional controls to ensure the quality of the overall credit portfolio.  The Bank has been able to increase the loan portfolio without lowering credit quality, which has been validated by the Bank’s outside credit review firm.  The Bank’s credit portfolio continues to be reviewed by our outside loan review firm on a monthly basis.

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	March	December	March
	2009	2008	2008
Charge offs	$418	$352	$58
Recoveries	—	14	1
OREO	464	—	—
Nonaccrual Loans	1,058	1,614	2,119
Accruing loans over 90 days past due	—	—	—
Allowance for Loan Loss	2,132	2,310	1,616
Period-end Gross Loans	197,996	189,654	169,404

	March	December	March
	2009	2008	2008
Ratio comparison to Period-end Gross Loans to
Charge offs	0.21%	0.19%	0.03%
Recoveries	0.00%	0.01%	0.00%
OREO	0.23%	0.00%	0.00%
Nonaccrual Loans	0.53%	0.85%	1.25%
Accruing loans over 90 days past due	0.00%	0.00%	0.00%
Allowance for Loan Loss	1.08%	1.22%	0.95%

Allowance for Loan Losses

The Bank made a $240,000 addition to its allowance for loan losses during the three month period ending March 31, 2009 compared to no additions in the first quarter 2008. The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at March 31, 2009 is adequate.  The allowance on that date was 1.08% of total loans, compared to 1.22% at December 31, 2008 and 0.95% at March 31, 2008.

Nonaccrual Loans

The Bank had three non-accrual loans totaling $1,058,000 as of March 31, 2009, compared to three nonaccrual loans totaling $2,119,000 at March 31, 2008.  The first two loans total $926,000 and are secured by unimproved real estate.  The third loan totals $133,000 and is secured by equipment.

OREO

During the first quarter 2009 the Bank had one real estate property totaling $463,500 in OREO on its books. As of May 8, 2009 the company has an accepted offer on the subject property and expects to close escrow within the second quarter.

Other Borrowings

On July 9, 2008 the Company entered into a one year commitment with Federal Home Loan Bank for $5,000,000 at a fixed rate of 2.91%.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,155,000 in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3,000,000 to the Bank.  The Company paid $37,000 in interest expense during the three month period ending March 31, 2009.

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

The $2.0 million in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.5%.  The initial rate for the notes was 5.5%.  The current balance and rate as of March 31, 2009, is $1,500,000 at 4.75%.  Quarterly principal payments of $166,678 began in the third quarter of 2008 and will continue over the next three years. The notes mature in June 2011.

Capital

Total shareholders’ equity at March 31, 2009 totaled $25,294,000 compared to $25,551,000 at December 31, 2008, for a decrease of $257,000 or 1.0%. The decrease is due primarily to the payment of preferred stock dividend of $31,000 and $481,000 cash dividends on common stock that were paid to shareholders of record as of March 31, 2009 coupled with net earnings of $231,201.

As part of the United States Treasury’s Capital Purchase Program, the Company entered into a Letter Agreement on December 19, 2008 with the United States Department of Treasury, where the Company agreed to issue and sell 4,000 shares of the Company’s Preferred Stock and a warrant to purchase 37,360 shares of the Company’s Common Stock for an aggregate purchase price of $4,000,000 in cash.  The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  It is the Company’s intention to repay the capital within the five year time frame.  The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price equal to $16.06 per share of the Common Stock.

The Company maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	March	Dec.
	“Well-Capitalized”	Minimum Ratio	2009	2008
Tier I Capital (to Average Assets)	5.00%	4.00%	11.8%	11.9%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	13.9%	14.4%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	15.2%	15.9%

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two federal fund lines totaling $6.0 million and two credit lines with FHLB totaling $43.6 million. On July 9, 2008 the Company entered into a one year advance with FHLB for $5,000,000 at a fixed rate of 2.91%.  The Bank’s current Liquidity policy is to maintain a liquidity ratio of not less than 20.0% based on regulatory formula. As of March 31, 2009 the Bank had a liquidity ratio of 19.0% or 1.0% below the policy limit. The Board of Directors is aware of the decrease in liquidity ratio and will monitor on a monthly basis. The Company’s decrease in the liquidity ratio is primarily due to continued strong loan demand.

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

The asset liability reports as of March 31, 2009 indicate that the Bank has an actual dollar risk exposure of $87,000 to interest income if interest rates fall 100 basis points.  This represents a 0.8% risk to projected interest income.  The Equity to Asset ratio is currently 14.10% and will fall to a projected 12.63% if interest rates fall 100 basis points.

Interest Income and Expense Under Rate Shock

	200bp	–100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$18	$87	$0	$111	$346
Percent of Risk	0.2%	0.8%	0.0%	1.0%	3.2%

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

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received.  For a fuller discussion of these financial instruments, refer to Note M of the Bank’s financial statements contained in Item 7 of Part II of the Bank’s Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

This discussion should be read in conjunction with the unaudited consolidated financial statements of the Company, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements, including the note’s thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Bank’s Form 10-K for the year ended December 31, 2008.

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

ITEM 4T — CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II  — OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The Company is involved in various legal proceedings occurring in the ordinary course of business which, in aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 15, 2009.  The following are the matters that were represented and voted on at the meeting:

1.               Election of Directors.  The following, all of which were the incumbent directors of the Company, were elected to serve until the next annual meeting of shareholders.  The directors elected were:

	Votes	Votes
	For	Withheld
Khatchik H. Achadjian	1,571,889	19,391
Stanley R Cherry	1,570,870	20,410
Jerry W. DeCou III	1,573,090	18,190
Douglas C. Filipponi	1,571,290	19,990
John C. Hansen	1,569,490	21,790
Jean Hawkins	1,573,090	18,190
Paul G. Moerman	1,573,090	18,190
Larry H. Putnam	1,569,490	21,790
D. Jack Stinchfield	1,571,400	19,880

2. Non-Binding Vote on Approval of Executive Compensation. To adopt a non-binding resolution approving the executive compensation disclosed in the proxy statement for the 2009 Annual Meeting of Shareholders, dated March 20, 2009:

Votes	Votes	Votes	Broker
For	Against	Abstain	Non-Votes
1,419,560	97,739	73,281	—

ITEM 5.  Other Information

Not applicable.

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

SANTA LUCIA BANCORP

Date:	May 14, 2009	/s/ John C. Hansen
John C. Hansen
President and Chief Executive Officer

Date:	May 14, 2009	/s/ James M. Cowan
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