Form 10-Q
period 2009-06-30
Santa Lucia Bancorp
filed 2009-08-13
CIK 1355607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For transition period to

Commission File Number: 000-51901

Santa Lucia Bancorp

(Exact name of registrant as specified in its charter)

California	35-2267934
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7480 El Camino Real, Atascadero, CA 93422

(Address of principal executive offices)

805-466-7087

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark hether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Reg S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  yes ☐  no ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of August 11, 2009: 1,923,053.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

	30-Jun-09	31-Dec-08
	(unaudited)
Assets
Cash and due from banks	$7,686	$8,220
Federal funds sold	15,000	—
Total cash and cash equivalents	22,686	8,220

Securities available for sale	33,886	38,471
Loans, net	196,330	186,632
Premises and equipment, net	8,883	8,624
Cash surrender value of life insurance	5,292	5,195
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,643	1,517
Accrued interest and other assets	2,921	3,221
Total Assets	$271,641	$251,880

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$71,214	$75,155
Interest-bearing demand - NOW	13,267	12,889
Money Market	34,169	26,214
Savings	27,524	26,754
Time certificates of deposit of $100,000 or more	48,720	37,894
Other time certificates	37,505	33,411
Total Deposits	232,399	212,317
Short-term borrowings	5,000	5,000
Long-term debt	6,488	6,822
Accrued interest and other liabilities	2,290	2,190
Total Liabilities	246,177	226,329
Commitments and contingencies	—	—
Preffered Stock - Series A	3,819	3,799
Shareholders’ Equity
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,923,053 shares at June 30, 2009 and 1,923,053 shares at December 31, 2008	9,894	9,894
Additional Paid-in Capital	746	677
Retained earnings	10,570	10,683
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	435	498
Total Shareholders’ Equity	25,464	25,551
Total Liabilities and Shareholders’ Equity	$271,641	$251,880

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending		For the six month period ending
	30-Jun-09	30-Jun-08	30-Jun-09	30-Jun-08
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$3,202	$3,153	$6,252	$6,531
Federal funds sold	1	13	1	16
Investment securities	369	573	782	1,242
	3,572	3,739	7,035	7,789
Interest expense
Interest-bearing demand deposits	15	9	25	18
Money Market	144	129	276	279
Savings	17	16	33	54
Time certificates of deposit	530	663	1,042	1,441
Short-term borrowings	36	41	74	100
Long-term debt	52	91	109	211
	794	949	1,559	2,103

Net interest income	2,778	2,790	5,476	5,686

Provision for credit losses	110	40	350	40
Net interest income after provision for loan losses	2,668	2,750	5,126	5,646
Noninterest income
Service charges and fees	130	136	251	285
Gain on sale of investment securities	—	—	92	108
Other income	112	128	222	226
	242	264	565	619
Noninterest expense
Salaries and employee benefits	1,351	1,397	2,731	2,813
Occupancy	156	154	323	314
Equipment	155	169	320	327
Professional services	159	132	312	281
Data processing	142	130	274	252
Office related expenses	106	83	208	180
Marketing	101	99	202	204
Regulatory assessments	180	45	225	79
Directors’ fees and expenses	90	85	178	166
Other	106	102	204	188
	2,546	2,396	4,977	4,804
Earnings before income taxes	364	618	714	1,461

Income taxes	127	236	246	559

Net Earnings	$237	$382	$468	$902

Per Share Data
Net earnings - basic	$0.09	$0.20	$0.19	$0.47
Net Earnings - diluted	$0.09	$0.19	$0.19	$0.46

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the six month period ended)
	30-Jun-09	30-Jun-08
Cash flows from operating activities:
Net earnings	$468	$902
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	304	322
Provision for loan losses	350	40
Stock-based compensation expense	68	72
Gain on sale of investment securities	(92)	(108)
Other items, net	442	536
Net cash provided by operating activities	1,540	1,764

Cash flows from investing activities:
Proceeds from maturities of investment securities	7,039	5,051
Proceeds from sale of investment securities	2,438	5,513
Purchases of investment securities	(5,127)	—
Net change in loans	(10,512)	(11,852)
Purchases of bank premises and equipment	(99)	(150)
Net cash provided in investing activities	(6,261)	(1,438)

Cash flows from financing activities:
Net change in deposits	20,083	(3,226)
Proceeds and tax benefit from exercise of stock options	—	15
Net change in borrowings	(334)	3,400
Stock Repurchase	—	(146)
Dividends paid on Preferred Stock	(81)	—
Cash dividends paid	(481)	(482)
Net cash provided by financing activities	19,187	(439)

Net increase (decrease) in cash and cash equivalents	14,466	(113)

Cash and cash equivalents at beginning of period	8,220	7,399
Cash and cash equivalents at end of period	$22,686	$7,286

Supplemental disclosure of cash flow information:
Interest paid	$1,598	$2,113
Income taxes paid	$—	$510
Transfer of loans to Other Real Estate Owned	$464	$—

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

For year ending December  31, 2008 and the period ending June 30, 2009

							Accumulated
			Common Stock		Additional		Other
	Comprehensive		Shares		Paid-in	Retained	Comprehensive
	Income	Preferred Stock	Outstanding	Amount	Capital	Earnings	Income
Balance at January 1, 2008			1,924,873	9,851,392	358,203	10,782,741	196,510
Cash dividends - $0.50 per share						(962,534)
Exercise of stock options, including the realization of tax benefits of $19,000			4,360	43,115	19,000	(27,725)
Repurchase and retirement of stock			(6,180)			(146,649)
Cumulative - effect adjustment of change in accounting for split-dollar life insurance arrangements						(101,815)
Preferred Stock - Series A		3,799,003			150,997
Stock Option Compensation Expense					148,534
Comprehensive Income:
Net earnings for the year	$1,138,904					1,138,904
Change in unrealized gain on available-for-sale securities, net of taxes of $255,702	364,837						364,837
Less reclassification adjustment for gains included in net income, deferred of tax of $44,347	(63,816)						(63,816)
Total Comprehensive Income	$1,439,925
Balance at December 31, 2008		$3,799,003	1,923,053	$9,894,507	$676,734	$10,682,922	$497,531

							Accumulated
			Common Stock		Additional		Other
	Comprehensive		Shares		Paid-in	Retained	Comprehensive
	Income	Preferred Stock	Outstanding	Amount	Capital	Earnings	Income
Balance at December 31, 2008		3,799,003	1,923,053	9,894,507	676,734	10,682,922	497,531
Dividend Preferred Stock						(81,111)
Common Cash dividends - $0.25 per share						(480,763)
Accretion on Preferred Stock		20,100				(20,100)
Stock Option Compensation Expense					68,136
Comprehensive Income:
Net earnings for the year	$468,299					468,299
Change in unrealized gain on available-for-sale securities, net of taxes of $43,668	(62,192)						(62,192)
Refund TARP expenses					759
Total Comprehensive Income	$406,107
Balance at June 30, 2009		$3,819,103	1,923,053	$9,894,507	$745,629	$10,569,247	$435,339

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 1 Bases of Presentation:

The accompanying unaudited condensed consolidated financial statements of Santa Lucia Bancorp (the “Company”) and its subsidiary Santa Lucia Bank (the “Bank”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank’s 2008 Annual Report as filed on Form 10-K.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended June 30, 2009, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of June 30, 2009 and December 31, 2008 is as follows:

	(in thousands)
	30-Jun-09	31-Dec-08

Real estate - construction	$56,040	$52,389
Real estate - other	101,200	94,372
Commercial	39,835	41,478
Consumer.	2,071	1,415
Gross Loans	199,146	189,654

Deferred loan fees	(642)	(712)
Allowance for loan losses	(2,174)	(2,310)
Net Loans	$196,330	$186,632

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

The Bank’s allowance for loan losses as a percentage of total loans was 1.09% as of June 30, 2009 and 1.22% as of December 31, 2008.  Management believes that the allowance for loan losses at June 30, 2009 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk.  As of June 30, 2009, real estate served as the principal source of collateral with respect to approximately 80.09% of our loan portfolio, of which, 52.91% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 57.97% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The Bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects.  The Bank originates loans on a limited number of large projects and 23.1% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of June 30, 2009 and 2008 amounts to approximately $46,365,000 and $53,307,000 respectively, of which approximately $1,645,000 and $3,141,000 are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Six Months Ending
	30-Jun-09		30-Jun-09
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$237		$468
Less dividends Preferred Stock	$(60)		$(101)
Average shares outstanding		1,923,053		1,923,053
Used in Basic EPS	177	1,923,053	367	1,923,053
Dilutive effect of outstanding stock options		10,984		10,794
Used in Diluted EPS	$177	1,934,037	$367	1,933,847

	Three Months Ending		Six Months Ending
	30-Jun-08		30-Jun-08
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$382		$902
Less dividends Preferred Stock	—		—
Average shares outstanding		1,924,165		1,925,004
Used in Basic EPS	382	1,924,165	902	1,925,004
Dilutive effect of outstanding stock options		49,407		51,557
Used in Diluted EPS	$382	1,973,572	$902	1,976,561

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

Note 6 Fair Value Measurement

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

Effective January 1, 2008, upon adoption of SFAS 157, “Fair Value Measurements”, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

•                  Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•                  Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

•                  Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale which total $33.9 million and the $464 thousand in OREO which are all valued using level 2 valuations.

Note 7— Recently Issued Accounting Pronouncements

In June 2009, SFAS no. 165 “Subsequent Events” SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 defines (i) the period after the balance sheet  date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognized events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for the Corporation’s financial statements for the period ending after June 15, 2009. SFAS No.165 did not have a significant impact on the Corporation’s financial statements.

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

In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instrument.”  FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The new interim disclosures required by FSP FAS No. 107 - 1 and APB 28 - 1 are included in Note 6 — Fair Value Measurements.

The standards summarized in the preceding paragraphs are effective for periods ending after June 15, 2009.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2009.  This analysis should be read in conjunction with the Company’s 2008 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto; the effect of changing regional and national economic conditions; significant changes in interest rates and prepayment speeds; credit risks of lending and investment activities; changes in federal and state banking laws or regulations; competitive pressure in the banking industry; changes in governmental fiscal or monetary policies; uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and other factors discussed in Item 1A. Risk Factors of the company’s 2008 Annual Report as filed on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

EXECUTIVE OVERVIEW

General

Santa Lucia Bancorp (the “Company”) (OTC Bulletin Board SLBA.OB) is a California corporation organized in 2006 to act as the holding company for Santa Lucia Bank (the “Bank”), a four office bank serving San Luis Obispo and northern Santa Barbara Counties

The Company reported financial results driven by the economic realities in its market areas. Net income for the six month period ending June 30, 2009 decreased 48.12% to $468,000 compared to $902,000 for the same period in 2008.  Net income for the three months ended June 30, 2009 decreased 37.96% to $237,000 compared to $382,000 for the comparable period in 2008.  Diluted earnings per share for the three months ended June 30, 2009 decreased 53.00% to $0.09 from $0.19 for the same three month period in 2008 and decreased 59.00% to $0.19 from $0.46 for the six months ended June 30, 2009 compared to the same period in 2008. The sharper decline in earnings per share over net income is attributable to the inclusion of preferred stock dividends and expenses when calculating earnings per share. The primary reason for the decrease in net earnings, return on averages assets and return on average equity was the 35 basis point decrease in the Company’s net interest margin from 4.99% for the three months ending June 30, 2008 to 4.64% for the same period in 2009 and the decrease of 46 basis points for the six months ending June 30, 2009 to 4.64%. These decreases in net interest margin were primarily due to the rapid reduction in interest rates by the Federal Reserve in the latter part of 2008. These reductions resulted in an earnings compaction as variable rate loans repriced downward faster than did fixed rate deposits. In addition, the $350,000 addition to the loan loss provision contributed to the decrease. Net interest income decreased $12,000 or 0.43% for the three months ending June 30, 2009 compared to the same period in 2008 and decreased $210,000 or 3.69% for the six months ending June 30, 2009 compared to the same period in 2008.

Noninterest income for the three months ended June 30, 2009 decreased $22,000 or 8.33% to $242,000 compared to $264,000 for the comparable period in 2008.  Noninterest income for the six months ended June 30, 2009 decreased $54,000 or 8.72% to $565,000 compared to $619,000 for the comparable period in 2008. The decrease is primarily due to the reduction in fees collected on non-sufficient funds.

Noninterest expense for the three months ended June 30, 2009 increased by $150,000 or 6.26% to $2,546,000 compared to $2,396,000 for the comparable period in 2008.  Noninterest expense for the six months ended June 30, 2009 increased by $174,000 or 3.62% to $4,978,000 compared to $4,804,000 for the comparable period in 2008.  The increase in noninterest expense was primarily attributed to the increase in the FDIC insurance special assessments on all banks.

Net loans increased $9,698,000 or 5.20% during the six months ending June 30, 2009 compared to an increase of $11,813,000 or 7.09% during the same period in 2008.  Real estate loans increased $10,479,000 or 7.14% for the six months ending June 2009 compared to the increase of $10,261,000 or 7.91% for the same period in 2008.  Commercial loans decreased $1,643,000 or 3.96% during the first six months of 2009 compared to an increase of $1,441,000 or 3.79% for the same period in 2008.

Deposits increased $22,082,000 or 9.46% during the first six months of 2009 compared to a decrease of $3,226,000 or 1.52% during the same period in 2008.  Non-interest bearing demand deposits decreased $3,941,000 or 5.24% during the six month period ending June 30, 2009 compared to a decrease of $701,000 or 0.91% during the six month period ending June 30, 2008. Interest bearing deposits increased $24,023,000 or 10.34% during the six month period ending June 30, 2009 compared to a decrease of $2,525,000 or 1.90% during the six month period ending June 30, 2008.  Interest bearing demand deposits increased $378,000 or 2.93% during the six month period ending June 30, 2009.  During the six month period ending June 30, 2009, Money Market deposits increased $7,955,000 or 30.35%, Savings increased $770,000 or 2.88%, Time Certificates of Deposits over $100,000 increased $10,826,000 or 28.57% and other Time Certificates of Deposits increased $4,094,000 or 12.25%. Non interest bearing deposits have decreased overall primarily due to customers shifting deposits into interest bearing products within the Bank.

The capital ratios of the Company and Bank at June 30, 2009 improved significantly over those ratios at June 30, 2008 since we sold $4,000,000 to the United States Treasury Department in December 2008 pursuant to the CPP program. The dividends on the preferred stock currently are paid at an annual rate of 5%.

On July 8, 2009 the OREO property was sold for $525,000 with a resulting loss to the bank of $56,000 which will be reflected in the third quarter of 2009. The bank currently holds no OREO property now.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Summary of Operations:
Interest Income	$3,572	$3,739	-4.47%	$7,035	$7,789	-9.68%
Interest Expense	794	949	-16.33%	1,559	2,103	-25.87%
Net Interest Income	2,778	2,790	-0.43%	5,476	5,686	-3.69%
Provision for Loan Loss	110	40	175.00%	350	40	775.00%

Net Interest Income After Provision for Loan Losses	2,668	2,750	-2.98%	5,126	5,646	-9.21%
Noninterest Income	242	264	-8.33%	565	619	-8.72%
Noninterest Expense	2,546	2,396	6.26%	4,977	4,804	3.60%

Income Before Income Taxes	364	618	-41.10%	714	1,461	-51.13%
Income Taxes	127	236	-46.19%	246	559	-55.99%

Net Income	$237	$382	-37.96%	$468	$902	-48.12%

Cash Dividends Paid	$481	$482	-0.21%	$481	$482	-0.21%

Per Common Share Data:
Earnings Per Common Share - Basic	$0.09	$0.20	-55.00%	$0.19	$0.47	-59.57%
Earnings Per Common Share - Diluted	$0.09	$0.19	-52.63%	$0.19	$0.46	-58.70%
Dividends Per Common Share	$0.25	$0.25	0.00%	$0.25	$0.25	0.00%
Book Value Per Common Share	$11.16	$11.15	0.12%	$11.16	$11.15	0.12%

Common Outstanding Shares:	1,923,053	1,923,053	0.00%	1,923,053	1,923,053	0.00%

Statement of Financial Condition Summary:
Total Assets				$271,641	$249,431	8.90%
Total Deposits				232,399	209,492	10.93%
Total Net Loans				196,330	178,432	10.03%
Allowance for Loan Losses				2,174	1,656	31.28%
Total Shareholders’ Equity				25,464	21,436	18.79%

Selected Ratios:
Return on Average Assets	0.36%	0.62%	41.94%	0.36%	0.73%	-50.51%
Return on Average Equity	3.67%	7.10%	-48.30%	3.64%	8.32%	-56.23%
Net interest margin	4.64%	4.99%	-7.01%	4.64%	5.10%	-9.02%
Average Loans as a Percentage of Average Deposits	89.08%	82.50%	7.98%	90.09%	81.10%	11.08%
Allowance for Loan Losses to Total Loans	1.09%	0.92%	18.54%	1.09%	0.92%	21.74%
Tier I Capital to Average Assets - “Bank Only”				10.87%	9.98%	8.92%
Tier I Capital to Risk-Weighted Assets - “Bank Only”				13.07%	12.20%	7.13%
Total Capital to Risk-Weighted Assets - “Bank Only”				14.45%	13.63%	6.02%
Tier I Capital to Average Assets - “Bancorp”				11.44%	12.04%	-4.98%
Tier I Capital to Risk-Weighted Assets - “Bancorp”				13.79%	14.71%	-6.25%
Total Capital to Risk-Weighted Assets - “Bancorp”				15.18%	16.15%	-6.01%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROAE.  Our net income decreased 37.96%, to $237,000 for the three month period ending June 30, 2009 from $382,000 for the same period in 2008.  Net income decreased 48.12%, to $468,000 for the six months ended June 30, 2009 from $902,000 for the same period in 2008.  The Company is asset sensitive, which means when interest rates decrease, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits.  A declining interest rate environment has a negative effect on net interest margin.  The primary reason for the decrease in EPS was the Federal Reserve Bank actions that reduced the Bank’s Prime Lending Rate by 2.00% over the last twelve months coupled with the preferred stock dividends and expenses deducted from earnings when calculating earning per share. The reduction in the prime lending rate has caused the Company’s net interest margin to decline for the three months ended June 30, 2009 to 4.64% compared to 4.99% for the same period in 2008. For the six months ending June 30, 2009 the Company’s net interest margin declined to 4.64% compared to 5.10% for the same period in 2008.  Net interest income was $5,476,000 for the six months ended June 30, 2008 compared to $5,686,000 for the same period in 2008.  Basic and diluted earnings per share for the quarter ended June 30, 2009 were $0.09 and $0.09, which compares to $0.20 and $0.19 for the quarter ended June 30, 2008.  Basic and diluted earnings per share for the six months ended June 30, 2009 were $0.19 and $0.19, which compares to $0.47 and $0.46 for the quarter ended June 30, 2008. The sharper decline in earning per share over net income is attributable to the inclusion of preferred stock dividends and expenses when calculating earning per share.  ROAE for the quarter ending June 30, 2009, decreased to 3.67% compared to 7.10% for the same period in 2008.  ROAE for the six months ending June 30, 2009, decreased to 3.64% compared to 8.32% for the same period in 2008.  The capital ratios of the company and bank at June 30, 2009 improved significantly over those ratios at June 30, 2008 since we sold $4,000,000 to the United States Treasury Department in December 2008 pursuant to the CPP program. The dividends on the preferred stock currently are paid at an annual rate of 5%.

Return on Average Assets.  Our return on average assets, or ROAA, is a measure we use to compare our performance with other banks and bank holding companies.  ROAA for the quarter ended June 30, 2009 was 0.36% compared to 0.62% for the same period in 2008 a decrease of 41.94% and 54.10% respectively.  ROAA for the six months ended June 30, 2009 was 0.36% compared to 0.73% a decrease of 50.68% and 44.70% respectively for the same period in 2008 primarily due to the reductions in net interest income and the net interest margin.

Asset Quality.  For all banks and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of nonperforming loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans.  These measures are key elements in estimating the future earnings of a company.  There were two nonperforming loans totaling $441,000 as of June 30, 2009, compared to three loans totaling $1,614,000 at December 31, 2008 and one $900,000 loan at June 30, 2008.  Nonperforming loans as a percentage of total loans decreased to 0.22% as of June 30, 2009, compared to 0.85% at December 31, 2008 and 0.50% as of June 30, 2008.  Charge-offs to total loans were 0.24% for the six months ended June 30, 2009, compared to 0.19% as of December 31, 2008 and 0.03% as of June 30, 2008.  Allowance for loan losses increased 31.28% to $2,174,000 when comparing June 30, 2008 to June 30, 2009.  The allowance as a percent of total loans decreased to 1.09% of total loans when compared to 1.22% as of December 31, 2008.  On July 8, 2009 the OREO property was sold for $525,000 with a resulting loss to the bank of $56,000 which will be reflected in the third quarter of 2009. The bank currently holds no OREO property now.

Asset Growth.  As revenues from both net interest income and non-interest income are in part a function of asset size, the slight growth in assets has a direct impact on increasing net income and EPS.  The majority of our assets are loans, and the majority of our liabilities are deposits; therefore the ability to generate loans and deposits are fundamental to our asset growth.  Total assets increased $19,761,000 or 7.85% to $271,641,000 as of June 30, 2009 from $251,880,000 as of December 31, 2008 and $249,431,000 as of June 30, 2008.  Total deposits increased $20,082,000 for the six months ending to $232,399,000 or 9.46% as of June 30, 2009 compared to $212,317,000 as of December 31, 2008 and $209,492,000 as of June 30, 2008.  Deposit growth during 2009 continues to increase despite the intense competition for deposits, as well as alternative investments such as mutual funds, money market funds, and the stock market. The company has seen a shifting of deposits from non interest bearing deposits to interest bearing deposits coupled with new customer growth.  Gross loans increased $9,492,000 or 5.00% to $199,146,000 as of June 30, 2009 compared to $189,654,000 as of December 31, 2008 and $180,705,000 as of June 30, 2008.  The investment portfolio decreased 11.92% or $4,585,000 over the past six months from $38,471,000 as of December 31, 2008 to $33,886,000 as of June 30, 2009 and $10,615,000 as of June 30, 2008.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio worsened as it increased to 82.39% for the period ending June 30, 2009 compared to 76.2% for the same period in 2008, primarily due to decreases in the bank’s net interest margin, and the increase in noninterest expense.  Net interest income before provision for the allowance for loan and lease losses decreased $210,000 or 3.69% for the six months ended June 30, 2009, while operating expenses increased 3.60% to $4,977,000 from $4,804,000 primarily due to the FDIC special insurance assessment fee of  $120,000.

Economic Conditions

The Company believes that the local economies, in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to decline as the loss of jobs increase, businesses cash flows continue to decline as a result of reduced consumer spending. Although the Company has experienced an increase in deposits, competition continues to be very strong both from traditional sources as well as alternative investments such as mutual funds, money market accounts and the stock market. The Bank’s growth in the loan portfolio reflects increased demand for various real estate and construction products while the commercial loan demand has declined. During the past twelve months the prime lending rate decreased 200 basis points placing additional pressure on the Company’s margins as variable rate loans repriced downward more rapidly than fixed rate deposits.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008.

RESULTS OF OPERATIONS

Net Income

Net income of $237,000 for the three months ended June 30, 2009, reflects a $145,000 or 37.96% decrease over the like period in 2008.  Net income of $468,000 for the six months ended June 30, 2009, reflects a $434,000 or 48.12% decrease over the like period in 2008.  Net interest income decreased despite an increase in loans primarily due to the Federal Reserve Bank decreasing the prime lending rate 2.00% in the last twelve months. The Company’s loan portfolio was repricing at a faster rate than the deposits causing net income and the net interest margin to decrease.

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

Net loan growth increased $9,698,000 or 5.20% for the six months ending June 30, 2009, primarily due to the increase in real estate products including construction loans compared to an increase of $11,813,000 or 12.61% for same period in 2008.

The following table presents for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities.

AVERAGE BALANCE SHEET INFORMATION

	For the three months ended June 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$199,655	$3,202	6.42%	$174,146	$3,153	7.24%
Investment securities	35,218	369	4.19%	46,991	573	4.88%
Federal funds sold	4,802	1	0.08%	2,342	13	2.22%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	239,675	3,572	5.96%	223,479	3,739	6.69%
Other assets	26,395			25,984
Less allowance for loan losses	(2,155)			(1,627)
Total average assets	$263,915			$247,836

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,843	$15	0.43%	$12,635	$9	0.28%
Money Market	30,916	144	1.86%	26,520	129	1.95%
Savings	27,213	17	0.25%	25,103	16	0.25%
Time certificates of deposits	82,112	530	2.58%	71,073	663	3.73%
Total average interest-bearing deposits	154,084	706	1.83%	135,331	817	2.41%

Short-term borrowings	5,019	36	2.87%	5,907	41	2.78%
Long-term debt	6,642	52	3.13%	7,155	91	5.09%
Total interest-bearing liabilities	165,745	794	1.92%	148,393	949	2.56%

Demand deposits	70,053			75,761
Other liabilities	2,310			2,176
Shareholders’ equity	25,807			21,506
Total average liabilities and shareholders’ equity	$263,915			$247,836
Net interest income		$2,778			$2,790
Net interest margin			4.64%			4.99%

AVERAGE BALANCE SHEET INFORMATION

	For the six months ended June 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$196,834	$6,252	6.35%	$170,274	$6,531	7.67%
Investment securities	36,127	782	4.33%	51,212	1,242	4.85%
Federal funds sold	2,894	1	0.07%	1,497	16	2.14%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	235,855	7,035	5.97%	222,983	7,789	6.99%
Other assets	25,709			26,053
Less allowance for loan losses	(2,218)			(1,656)
Total average assets	$259,346			$247,380

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,492	$25	0.37%	$12,403	$18	0.29%
Money Market	29,541	276	1.87%	25,599	279	2.18%
Savings	26,760	33	0.25%	25,534	54	0.42%
Time certificates of deposit	77,818	1,042	2.68%	71,383	1,441	4.04%
Total average interest-bearing deposits	147,611	1,376	1.86%	134,919	1,792	2.66%

Short-term borrowings	6,149	74	2.41%	6,443	100	3.10%
Long-term debt	6,724	109	3.24%	7,155	211	5.90%
Total interest-bearing liabilities	160,484	1,559	1.94%	148,517	2,103	2.83%

Demand deposits	70,874			75,033
Other liabilities	2,291			2,154
Shareholders’ equity	25,697			21,676
Total average liabilities and shareholders’ equity	$259,346			$247,380
Net interest income		$5,476			$5,686
Net interest margin			4.64%			5.10%

Net interest income decreased 0.43%, for the quarter ended June 30, 2009 and decreased 3.69% for the six months ended June 30, 2009 as compared to the same periods in 2008, as yields decreased on earning assets, and higher cost funds repriced more slowly.  For the six months ending June 30, 2009 the yield on interest-earning assets decreased to 5.97% compared to 6.99% for the same period in 2008. The cost of total interest-bearing deposits decreased 80 basis points to 1.86% for the six months ending June 30, 2009 compared to 46 basis points in the immediately preceding six months in 2008.

Net interest margin for the three months ended June 30, 2009 was 4.64% compared to 4.99% for the three months ended June 30, 2008.  Net interest margin for the six months ended June 30, 2009 was 4.64% compared to 5.10% for the six months ended June 30, 2008.  This represents a decrease of 46 basis points or 9.02% between six month periods.  The decrease in the Bank’s net interest margin was primarily caused by the Federal Reserve Bank reduction of 200 basis points over the last twelve months. These reductions in the prime lending rate had an immediate negative impact on the earnings of the company as variable rate loans repriced faster than fixed rate deposits.

	(dollars in thousands)
		Percent of		Percent of
	June	Earning	June	Earning
	2009	Assets	2008	Assets
Federal Funds Sold	$2,894	1.23%	$1,497	0.67%
Gross Loans	$196,834	83.46%	170,274	76.36%
Investments	36,127	15.32%	51,212	22.97%
Total Average Earning Assets	$235,855	100.00%	$222,983	100.00%

For the three months ended June 30, 2009, the average prime rate was 3.25%, the average Federal Funds rate was 0.08%, and the yield on the investment portfolio averaged 4.63%.  During the three months ended June 30, 2008 the average prime rate was 5.08%, the average Federal Fund rate was 2.22%, and the Bank’s investment portfolio posted an average yield of 4.88%.  For the six months ended June 30, 2009, the average prime rate was 3.25%, the average Federal Fund rate was 0.07%, and the yield on the investment portfolio averaged 4.33%.  During the six months ended June 30, 2008 the average prime rate was 5.65%, the average Federal Fund rate was 2.14%, and the Bank’s investment portfolio posted an average yield of 4.85%. These decreases were primarily due to the Federal Reserve Bank’s 200 basis point reduction during the last twelve months.

Deposit interest expense for the three months ended June 30, 2009 totaled $706,000, which reflects a decrease of $111,000 or 13.39% over the like period in 2008.  Deposit interest expense for the six months ended June 30, 2009 totaled $1,376,000, which reflects a decrease of $416,000 or 23.21% over the like period in 2008.  The decrease in deposit interest expense was due to the decrease in interest rates paid on interest bearing accounts in conjunction with the Federal Reserve Bank 2.00% decrease in the prime lending rate for the last twelve months.  The schedule shown below indicates that interest bearing deposits and time deposits increased $28,093,000 or 21.11% from June of 2008 to June of 2009.  During the same period, noninterest bearing deposits decreased $5,186,000 or 6.79% as deposits moved to interest bearing categories.

	(dollars in thousands)
	June	June	Dollar	Percent
	2009	2008	Variance	Variance
Noninterest bearing deposits	$71,214	$76,400	$(5,186)	-6.79%
Interest bearing deposits	74,960	37,469	37,491	100.06%
Interest bearing time	86,225	95,623	(9,398)	-9.83%
Total Deposits	$232,399	$209,492	$22,907	10.93%

The average deposit cost of funds for the three months ended June 30, 2009 decreased 48 basis points from 2.41% in June of 2008 to 1.93% in June of 2009.  The average deposit cost of funds for the six months ended June 30, 2008 decreased 80 basis points from 2.66% in June of 2008 to 1.86% in June of 2009.

Noninterest Income

Noninterest income for the three months ended June 30, 2009 was $242,000 compared to $264,000 for the same period in 2008, a decrease of 8.33%.  Noninterest income for the six months ended June 30, 2009 was $565,000 compared to $619,000 for the same period in 2008.  That represents a decrease of $54,000 or 8.72% for the six months ending June 30, 2009. The decrease was primarily due to a $16,000 decrease in gain on sale of investments, a $12,000 decrease in fee income on mortgage loans and a $27,000 decrease in NFF charges collected.

Service charges on deposit accounts for the three months ended June 30, 2009 totaled $130,000, which represents a decrease of $6,000 or 4.41% over the same period in 2008.  Service charges on deposit accounts for the six months ended June 30, 2009 totaled $251,000, which represents a decrease of $34,000 or 11.93% over the same period in 2008.  The decrease in services charges was primarily due to a reduction in NSF fees collected.

Gain on sale of investment securities totaled $92,000 for the six months ended June 30, 2009 compared to $108,000 during the same period ended June 30, 2008. There was no gain on sale of securities income for the three months ended 2009 and 2008.

Other noninterest income for the three months ended June 30, 2009 was $112,000 compared to $128,000 for the same period in 2008, a decrease of 12.50%.  Other noninterest income for the six months ended June 30, 2009 was $222,000 compared to $226,000 for the same period in 2008.  That represents a decrease of $4,000 or 1.77% between the six month periods ended June 30 2008 and 2009.

Operating Expenses

Salary and employee benefits for the three months ended June 30, 2009 totaled $1,351,000, which reflects a decrease of $46,000 or 3.29% over the like period in 2008.  Salary and employee benefits for the six months ended June 30, 2009 totaled $2,731,000, which reflects a decrease of $82,000 or 2.92% over the like period in 2008.  This decrease is primarily due to the reduction in officer salary continuation expense, ESOP and 401K contributions.

Occupancy expense for the three months ended June 30, 2009 totaled $156,000, which reflects an increase of $2,000 or 1.30% over the same period in 2008.  Occupancy expense for the six months ended June 30, 2009 totaled $323,000, which reflects an increase of $9,000 or 2.87% over the same period in 2008.  This was primarily due to increased maintenance and repairs coupled with rising utility expenses.

Equipment expense for the three months ended June 30, 2009 totaled $155,000, which reflects a decrease of $14,000 or 8.28% over the same period in 2008.  Equipment expense for the six months ended June 30, 2009 totaled $320,000, which reflects a decrease of $7,000 or 2.14% over the same period in 2008. The decrease in equipment expense for the six months ending June 30, 2009 was caused by scheduled fixed assets dropping off the system after being fully depreciated.

Professional services for the three months ended June 30, 2009 totaled $159,000, which reflects an increase of $27,000 or 20.45% over the same period in 2008.  Professional services for the six months ended June 30, 2009 totaled $312,000, which reflects an increase of $31,000 or 11.03% over the same period in 2008.  This was primarily due to the increase in audits and examination fees.

Data processing expense for the three months ended June 30, 2009 totaled $142,000, which reflects an increase of $12,000 or 9.23% from the same period in 2008.  Data processing expense for the six months ended June 30, 2009 totaled $274,000, which reflects an increase of $22,000 or 8.73% from the same period in 2008. This was primarily due to increased fees of 3.50% coupled with item processing expenses associated with deposit growth.

Office related expense for the three months ended June 30, 2009 totaled $106,000, which reflects an increase of $23,000 or 27.71% over the same period in 2008.  Office related expense for the six months ended June 30, 2009 totaled $208,000, which reflects an increase of $28,000 or 15.56% over the same period in 2008.  This was primarily due to the increase in telephone expense of $20,000 or 46.51% coupled with a 19.23% increase in postage expense.

Marketing related expense for the three months ended June 30, 2009 totaled $101,000, which reflects an increase of $2,000 over the same period in 2008.  Marketing related expense for the six months ended June 30, 2009 totaled $202,000, which reflects a decrease of $2,000 or 0.98% over the same period in 2008. This is primarily due to the decrease in donations and  dues and memberships.

Regulatory assessment fees for the three months ended June 30, 2009 totaled $180,000 or an increase of 300.00%over the same period in 2008. Regulatory assessment fees for the six month period ending June 30, 2009 was $225,000, which reflects an increase of $146,000 or 184.81% increase over the same period in 2008. This was primarily due to the FDIC special assessment of $120,000 coupled with the Company’s participation in the TLGP Transaction

Account Guarantee Program (TAGP) assessment.

Director expense for the three months ended June 30, 2009 totaled $90,000, which reflects an increase of $5,000 or 5.88% over the like period in 2008.  Director expense for the six months ended June 30, 2009 totaled $178,000, which reflects an increase of $12,000 or 7.23% over the like period in 2008. This is primarily due to the retirement of the President and CEO in January 2009, who now receives director fees.

Other expense for the three months ended June 30, 2009 totaled $106,000, which reflects an increase of $4,000 or 3.92% over the same period in 2008.  Other expense for the six months ended June 30, 2009 totaled $204,000, which reflects an increase of $16,000 or 8.51% over the same period in 2008.  This increase is primarily due to the additional loan related expenses such as appraisals and recording fees.

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

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	June	December	June
	2009	2008	2008
Charge offs	$486	$352	$63
Recoveries	1	14	6
OREO	464	—	—
Nonaccrual Loans	441	1,614	900
Accruing loans over 90 days past due	—	—	—
Allowance for Loan Loss	2,174	2,310	1,656
Period-end Gross Loans	199,146	189,654	180,705

	June	December	June
	2009	2008	2008
Ratio comparison to Period-end Gross Loans to
Charge offs	0.24%	0.19%	0.03%
Recoveries	0.00%	0.01%	0.00%
OREO	0.23%	0.00%	0.00%
Nonaccrual Loans	0.22%	0.85%	0.50%
Accruing loans over 90 days past due	0.00%	0.00%	0.00%
Allowance for Loan Loss	1.09%	1.22%	0.92%

Allowance for Loan Losses

The Bank made a $350,000 provision to its allowance for loan losses during the six month period ending June 30, 2009.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at June 30, 2009 is adequate.  The allowance on that date was 1.09% of total loans, compared to 1.22% at December 31, 2008 and 0.92% at June 30, 2008.

Nonaccrual Loans

The Bank has two nonaccrual loans totaling $441,000 as of June 30, 2009, compared to three nonaccrual loans at December 31, 2008 totaling $1,614,000 and one nonaccrual loan totaling $900,000 at June 30, 2008. As of June 30, 2009 one nonaccrual loan secured by real estate in the amount of $600,000 was paid off and one loan secured by equipment had a principle payment of $18,000.

OREO

During the first two quarters of 2009 the Bank held one Other Real Estate Owned (OREO) property totaling $463,500. On July 8, 2009 the OREO property was sold for $525,000 for an estimated loss of $56,000. The bank currently holds no OREO property.

Other Borrowings

On July 8, 2008 the Company entered into a one year advance with FHLB for $5,000,000 at a fixed rate of 2.91%,  This was primarily due to the decline in deposits during the first three quarters of 2008 and the increase in new loan requests. As of July 9, 2009 the Bank has no borrowings from FHLB.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,155,000 in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3,000,000 to the Bank and retained $2,000,000 at the Company level in which $1,000,000 was used to repurchase the Company’s stock.  The Company incurred $71,000 in interest expense during the six month period ending June 30, 2009. As of June 30, 2009 the trust preferred securities interest rate was 2.61%.

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

The $2,000,000 in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.50%.  The initial rate for the notes was 5.50%.  The rate as of June 30, 2009, was 4.75%.  Quarterly principal payments of $166,678 began in the third quarter of 2008 and continue over the next three years as of June 30, 2009 the outstanding balance was $1,333,288. The notes mature in June 2011.

Capital

Total shareholders’ equity at June 30, 2009 totaled $25,464,000 compared to $25,551,000 at December 31, 2008, for a decrease of $87,000 or 0.34%. The decrease is due primarily to the payment of the preferred stock dividend and expenses of $81,000 and a $481,000 cash dividend on common stock that was paid to shareholders of record as of March 31, 2009 coupled with net earnings of $468,299. The preferred stock dividend is paid directly from capital not from expenses therefore reducing capital and EPS on common stock.

As part of the United States Treasury’s Capital Purchase Program, the Company entered into a Letter Agreement on December 19, 2008 with the United States Department of Treasury, pursuant to which the Company issued and sold 4,000 shares of the Company’s Preferred Stock and a warrant to purchase 37,360 shares of the Company’s Common Stock for an aggregate purchase price of $4,000,000 in cash.  The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  It is the Company’s intention to repay the capital within the five year time frame although no assurance can be given that we will be able to do so.  The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price equal to $16.06 per share of the Common Stock.

The Company maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	June	Dec.
	“Well-Capitalized”	Minimum Ratio	2009	2008
Bancorp
Tier I Capital (to Average Assets)	5.00%	4.00%	11.4%	11.9%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	13.8%	14.4%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	15.2%	15.9%

Bank
Tier I Capital (to Average Assets)	5.00%	4.00%	10.9%	11.4%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	13.1%	13.7%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	14.5%	15.2%

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two unsecured federal fund lines totaling $6.0 million with two correspondent banks and two credit lines with FHLB totaling $43.6 million. On July 9, 2008 the Company entered into a one year advance with FHLB for $5,000,000 at a fixed rate of 2.91%. On July 9, 2009 the company had no borrowings with the Federal Home Loan Bank.  The Bank’s current Liquidity policy is to maintain a liquidity ratio of not less than 20.0% based on regulatory formula. As of June 30, 2009 the Bank had a liquidity ratio of 22.8%.

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

The asset liability reports as of June 30, 2009 indicate that the Bank has an actual dollar risk exposure of $17,000 if interest rates fall 100 basis points.  This represents a 0.2% risk to interest income.  The Equity to Asset ratio is 13.85% at zero basis points and 12.40% at an assumed 100 basis points decline in interest rates.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$-85	$-17	$0	$170	$472
Percent of Risk	-0.8%	0.2%	0.0%	1.5%	4.3%

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

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair values of these financial instruments are not deemed to be material.

The estimated fair value of financial instruments at June 30, 2009 are summarized as follows:

	June 30, 2009
	Carrying	Market
	value	value
Financial Assets:
Cash and cash equivalents	$7,686,000	$7,686,000
Investment securities	33,886,000	33,886,000
Loans receivable, net	196,330,000	197,637,000
Cash surrender value of life insurance	5,292,000	5,292,000
Federal Reserve Bank and FHLB stock	1,643,000	1,643,000
Accrued interest receivable	1,152,000	1,152,000

Financial Liabilities:
Time deposits	$86,225,000	$86,584,000
Other deposits	146,174,000	137,612,000
Other borrowings	5,000,000	5,000,000
Long-term debt	6,488,000	6,488,000
Accrued interest and other liabilities	2,290,000	2,290,000

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

ITEM 3 — Quantitative and Qualitive Disclosures about Market Risk

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Not applicable.

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

SANTA LUCIA BANCORP

Date:	August 13, 2009

/s/ John C. Hansen
John C. Hansen
President and Chief Executive Officer

Date:	August 13, 2009

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