Form 10-Q
period 2009-09-30
Santa Lucia Bancorp
filed 2009-11-13
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

805-466-7087

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Reg S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ yes ☐ no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of November 10, 2009: 1,961,334.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

	30-Sep-09	31-Dec-08
	(unaudited)
Assets
Cash and due from banks	$6,135	$8,220
Federal funds sold	3,400	—
Total cash and cash equivalents	9,535	8,220

Securities available for sale	37,589	38,471
Loans, net	199,760	186,632
Premises and equipment, net	8,327	8,624
Cash surrender value of life insurance	5,341	5,195
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,643	1,517
Accrued interest and other assets	2,906	3,221
Total Assets	$265,101	$251,880

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$67,606	$75,155
Interest-bearing demand - NOW	12,584	12,889
Money Market	35,309	26,214
Savings	28,574	26,754
Time certificates of deposit of $100,000 or more	49,623	37,894
Other time certificates	37,288	33,411
Total Deposits	230,984	212,317
Short-term borrowings	—	5,000
Long-term debt	6,322	6,822
Accrued interest and other liabilities	2,147	2,190
Total Liabilities	239,453	226,329
Commitments and contingencies	—	—
Preferred Stock - Series A	3,829	3,799
Shareholders’ Equity
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,923,053 shares at September 30, 2009 and 1,923,053 shares at December 31, 2008	9,895	9,894
Additional Paid-in Capital	780	677
Retained earnings	10,652	10,683
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	492	498
Total Shareholders’ Equity	25,648	25,551
Total Liabilities and Shareholders’ Equity	$265,101	$251,880

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending		For the nine month period ending
	30-Sep-09	30-Sep-08	30-Sep-09	30-Sep-08
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$3,102	$3,242	$9,354	$9,773
Federal funds sold	3	8	4	24
Investment securities	360	543	1,142	1,785
	3,465	3,793	10,500	11,582
Interest expense
Interest-bearing demand deposits	12	9	37	27
Money Market	153	131	429	410
Savings	17	17	50	71
Time certificates of deposit	521	612	1,563	2,053
Short-term borrowings	5	52	79	152
Long-term debt	43	89	152	300
	751	910	2,310	3,013

Net interest income	2,714	2,883	8,190	8,569

Provision for credit losses	400	160	750	200
Net interest income after provision for loan losses	2,314	2,723	7,440	8,369
Noninterest income
Service charges and fees	128	172	379	457
Gain on sale of investment securities	—	—	92	108
Other income	127	76	349	302
	255	248	820	867
Noninterest expense
Salaries and employee benefits	1,302	1,409	4,033	4,222
Occupancy	170	171	493	485
Equipment	161	175	481	502
Professional services	152	144	464	425
Data processing	128	125	402	377
Office related expenses	97	101	305	281
Marketing	97	106	299	310
Regulatory assessments	95	44	320	123
Directors’ fees and expenses	88	81	266	247
Other	77	78	281	266
	2,367	2,434	7,344	7,238
Earnings before income taxes	202	537	916	1,998

Income taxes	59	188	305	747

Net Earnings	$143	$349	$611	$1,251

Per Common Share Data
Net earnings - basic	$0.04	$0.18	$0.23	$0.65
Net Earnings - diluted	$0.04	$0.18	$0.23	$0.64

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the nine month period ended)
	30-Sep-09	30-Sep-08
Cash flows from operating activities:
Net earnings	$611	$1,251
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	451	482
Provision for loan losses	750	200
Loss (gain) on sale of investment securities	(92)	(108)
Stock-based compensation expense	102	110
Other items, net	(8)	977
Net cash provided by operating activities	1,814	2,912

Cash flows from investing activities:
Proceeds from maturities of investment securities	8,504	9,814
Proceeds from sale of investment securities	2,555	5,513
Purchases of investment securities	(10,082)	—
Net change in loans	(13,878)	(18,368)
Purchases of bank premises and equipment	(154)	(250)
Net cash used in investing activities	(13,055)	(3,291)

Cash flows from financing activities:
Net change in deposits	18,668	674
Proceeds and tax benefit from exercise of stock options	—	15
Net change in borrowings	(5,500)	3,433
Stock Repurchase	—	(146)
Dividends paid on Preferred Stock	(131)	—
Cash dividends paid Common Stock	(481)	(963)
Net cash provided by financing activities	12,556	3,013

Net increase (decrease) in cash and cash equivalents	1,315	2,634

Cash and cash equivalents at beginning of year	8,220	7,399
Cash and cash equivalents at end of year	$9,535	$10,033

Supplemental disclosure of cash flow information:
Interest paid	$2,459	$2,588
Income taxes paid	$45	$815

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholder’s Equity

For year ending December  31, 2008 and the period ending September 30, 2009

							Accumulated
			Common Stock		Additional		Other
	Comprehensive		Shares		Paid-in	Retained	Comprehensive
	Income	Preferred Stock	Outstanding	Amount	Capital	Earnings	Income
Balance at January 1, 2008			1,924,873	9,851,392	358,203	10,782,741	196,510
Cash dividends - $0.50 per share						(962,534)
Exercise of stock options, including the realization of tax benefits of $19,000			4,360	43,115	19,000	(27,725)
Repurchase and retirement of stock			(6,180)			(146,649)
Cumulative - effect adjustment of change in accounting for split-dollar life insurance arrangements						(101,815)
Preferred Stock - Series A		3,799,003			150,997
Stock Option Compensation Expense					148,534
Comprehensive Income:
Net earnings for the year	$1,138,904					1,138,904
Change in unrealized gain on available-for-sale securities, net of taxes of $255,702	364,837						364,837
Less reclassification adjustment for gains included in net income, deferred of tax of $44,347	(63,816)						(63,816)
Total Comprehensive Income	$1,439,925
Balance at December 31, 2008		$3,799,003	1,923,053	$9,894,507	$676,734	$10,682,922	$497,531

							Accumulated
			Common Stock		Additional		Other
	Comprehensive		Shares		Paid-in	Retained	Comprehensive
	Income	Preferred Stock	Outstanding	Amount	Capital	Earnings	Income
Balance at December 31, 2008		3,799,003	1,923,053	9,894,507	676,734	10,682,922	497,531
Dividend Preferred Stock						(131,111)
Common Cash dividends - $0.25 per share						(480,763)
Accretion on Preferred Stock		30,150				(30,150)
Stock Option Compensation Expense					102,204
Comprehensive Income:
Net earnings for the year	$611,156					611,156
Change in unrealized gain (loss) on available-for-sale securities, net of tax (benefit) of $41,458	(59,045)						(59,045)
Less reclassification adjustment for gains included in net income, net of tax of $37,906	53,988						53,988
Refund TARP expenses					759
Total Comprehensive Income	$552,111
Balance at September 30, 2009		$3,829,153	1,923,053	$9,894,507	$779,697	$10,652,054	$492,474

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended September 30, 2009, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of September 30, 2009 and December 31, 2008 is as follows:

	(in thousands)
	30-Sep-09	31-Dec-08

Real estate - construction	$53,180	$52,389
Real estate - other	105,650	94,372
Commercial	42,237	41,478
Consumer	1,808	1,415
Gross Loans	202,875	189,654

Deferred loan fees	(638)	(712)
Allowance for loan losses	(2,477)	(2,310)
Net Loans	$199,760	$186,632

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

The Bank’s allowance for loan losses as a percentage of total loans was 1.22% as of September 30, 2009 and 1.22% as of December 31, 2008.  Management believes that the allowance for loan losses at September 30, 2009 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk.  As of September 30, 2009, real estate served as the principal source of collateral with respect to approximately 78.5% of our loan portfolio, of which, 56.0% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 58.4% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The Bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects.  The Bank originates loans on a limited number of large projects and 34.3% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further significant deterioration in the California real estate market would not expose the Bank to greater credit risk.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of September 30, 2009 and 2008 amount to approximately $40,605,000 and $60,746,000 respectively, of which approximately $1,625,000 and $3,106,000 are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

Because of the nature of its activities, the Company and Bank are from time to time subject to pending and threatened legal actions, which arise out of the normal course of their business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 4 Earnings Per Common Share

Basic earnings per common share (“EPS”) are based on the weighted average number of common shares outstanding before any dilution from common stock equivalents.  Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

The following is a reconciliation of the net income and common shares outstanding to the income and number of common shares used to compute EPS:

	Three Months Ending		Nine Months Ending
	30-Sep-09		30-Sep-09
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$143		$611
Less dividends Preferred Stock	(60)		(161)
Average shares outstanding		1,923,053		1,923,053
Used in Basic EPS	83	1,923,053	450	1,923,053
Dilutive effect of outstanding stock options		51,076		49,128
Used in Diluted EPS	$83	1,974,129	$450	1,972,181

	Three Months Ending		Nine Months Ending
	30-Sep-08		30-Sep-08
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$349		$1,251
Less dividends Preferred Stock
Average shares outstanding		1,923,053		1,924,349
Used in Basic EPS	349	1,923,053	1,251	1,924,349
Dilutive effect of outstanding stock options		27,614		43,576
Used in Diluted EPS	$349	1,950,667	$1,251	1,967,925

Note 5 Stock Based Compensation

The Company has two stock option plans, which are fully described in Note K in the Bank’s Annual Report on Form 10-K.  On January 1, 2006, the Company adopted the revised accounting pronouncement that addresses accounting for equity-based compensation arrangements, including employee stock options.  The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after January 1, 2006.  Additionally, compensation expense for unvested options that were outstanding at December 31, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of the original accounting literature.

Note 6 Fair Value Measurement

Effective January 1, 2008, the Company determines the fair market value of certain financial instruments based on the fair value hierarchy then established in U.S. GAAP under Accounting Standards Codification (“ASC”) topic 820, “Fair Value Measurements and Disclosures”, U.S. GAAP requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value.

The following provides a summary of the hierarchical levels used to measure fair value:

•                  Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities may include debt and equity securities that are traded in an active exchange market and that are highly liquid and are actively traded in over-the-counter markets

•                  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and other instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U. S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts, residential mortgages and loans held-for-sale.

•                  Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential MSRs, asset-backed securities (“ABS”), highly structured or long-term derivative contracts and certain collateralized debt obligations (“CDO”) where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale which total $37.6 million, all of which are valued using Level 2 valuations.

The amortized cost, carrying value and estimated fair values of investment securities available for sale as of September 30, 2009 and December 30, 2008 are as follows:

	September 30, 2009
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
Securities Available for Sale:
U.S. government and agency securities	$23,071,952	$287,572	$(4,973)	$23,354,551
States and political subdivisions	4,221,801	120,299	(1,675)	$4,340,425
Mortgage-backed securities	9,457,233	438,398	(1,368)	$9,894,263
	$36,750,986	$846,269	$(8,016)	$37,589,239

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
Securities Available for Sale:
U.S. government and agency securities	$16,093,125	$565,115	$—	$16,658,240
States and political subdivisions	5,742,575	49,245	(51,056)	5,740,764
Mortgage-backed securities	15,787,914	345,063	(61,505)	16,071,472
	$37,623,614	$959,423	$(112,561)	$38,470,476

The carrying value of investment securities pledged to secure public funds, borrowings and for other purposes as required or permitted by law amounts to approximately $15,660,000 at September 30, 2009 and $13,493,000 at December 31, 2008.  During 2009 the Bank had proceeds from the sale of $2,438,000 in Mortgage Backed Securities and gross gains of $92,000. During 2008 the Bank had proceeds from the sale of $5,500,000 in Mortgage Backed Securities and gross gains of $108,000.

The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual maturity, are shown below.  Mortgage-backed securities are classified in accordance with their estimated lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$18,522,833	$18,770,283
Due after one year through five years	9,176,123	9,299,719
Due after five years through ten years	1,530,086	1,603,532
Due after ten years	7,521,943	7,915,705
	$36,750,986	$37,589,239

The gross unrealized loss and related estimated fair value of investment securities that have been in a continuous loss position for less than nine months and over nine months at September 30, 2009, are as follows:

	Less than nine months		Over nine months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	loss	fair value	loss	fair value	loss	fair value
September 30, 2009:
U.S. government and agency securities	$—	$—	$(4,973)	$4,060,368	$(4,973)	$4,060,368
States and political subdivisions	—	—	(1,675)	223,264	(1,675)	223,264
Mortgage-backed securities	—	—	(1,368)	141,256	(1,368)	141,256
	$—	$—	$(8,016)	$4,424,888	$(8,016)	$4,424,888

	Less than twelve months		Over twelve months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	loss	fair value	loss	fair value	loss	fair value
December 31, 2008:
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	—	—	(51,056)	1,176,019	(51,056)	1,176,019
Mortgage-backed securities	—	—	(61,505)	2,414,802	(61,505)	2,414,802
	$—	$—	$(112,561)	$3,590,821	$(112,561)	$3,590,821

As of September 30, 2009, the Company had 3 investment securities where the total estimated fair market value had decreased 0.18% from amortized cost.  Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Bank has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  As of September 30, 2009, no declines are deemed to be other than temporary.

Note 7– Recently Issued Accounting Pronouncements

In June 2009, a new accounting pronouncement for Subsequent Events established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognized events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. It became effective for the Corporation’s financial statements for the period ending after June 15, 2009. See Note 8 — Subsequent Events below for additional disclosure information required by this new accounting standard.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidelines for making fair value measurements more consistent with the principles presented in other recently released accounting pronouncements. The new guidelines provide additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

In April 2009, the FASB issued guidelines to make the other-than-temporary impairment guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This statement applies to other-than-temporary impairments of debt and equity securities and requires a company to assert that (a) it does not have the intent to sell the security in question and (b) it is more likely than not that it will not have to sell the security in question before recovery of its cost basis to avoid an impairment being considered other-than-temporary. This new guidance also changes the amount of impairment losses recognized in earnings. Under this new guidance impairments are separated into two components: (i) the amount of impairments related to credit losses and (ii) and the amount related to other factors. The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount deemed to be related to other factors is reflected as an adjustment to shareholders’ equity through other comprehensive income.

In April 2009 the FASB issued an amendment to then existing accounting literature to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The guidance requires those disclosures in all interim financial statements. The new interim disclosures required by this guidance are included in the MD&A section of this report.

The standards summarized in the preceding paragraphs are effective for periods ending after June 15, 2009.

Note 8– Subsequent Events

The Company has calculated events through November 13, 2009, which is the date the financial statements were available to be issued.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2009.  This analysis should be read in conjunction with the Company’s 2008 Annual Report as filed on Form 10-K “as amended” and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto; the effect of changing local, regional and national economic conditions; significant changes in interest rates and prepayment speeds; credit risks of lending and investment activities; changes in federal and state banking laws or regulations; competitive pressure in the banking industry; changes in governmental fiscal or monetary policies; uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and other factors discussed in Item 1A. Risk Factors of the company’s 2008 Annual Report as filed on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

Net income for the three months ended September 30, 2009 decreased 59.03% to $143,000 compared to $349,000 for the comparable period in 2008. Net income for the nine month period ending September 30, 2009 decreased 51.16% to $611,000 compared to $1,251,000 for the same period in 2008. Diluted earnings per share for the three months ended September 30, 2009 decreased 77.78% to $0.04 from $0.18 for the same three month period in 2008 and decreased 64.06% to $0.23 from $0.64 for the nine months ended September 30, 2009 compared to the same period in 2008. The sharper decline in earnings per share over net income is attributable to the inclusion of preferred stock dividends and expenses when calculating earnings per share.

The primary reason for the decrease in net earnings, return on average assets and return on average equity was the 58 basis point decrease in the Company’s net interest margin from 5.01% for the three months ending September 30, 2008 to 4.43% for the same period in 2009 and the decrease of 50 basis points for the nine months ending September 30, 2009 from 5.07% to 4.57%. These decreases in net interest margin were primarily due to the rapid reduction in interest rates by the Federal Reserve in the latter part of 2008. These reductions resulted in an earnings compaction as variable rate loans repriced downward faster than did fixed rate deposits. This is common in a declining interest rate environment as the Bank is asset sensitive.

During the three months ended September 30, 2009, the Company added a provision for loan loss of $400,000 an increase of 250.00% over the same period in 2008. For the nine months ended September 30, 2009 the added provision was $750,000, a 275.00% increase over the same period in 2008. The increased provisions were primarily attributable to new loan growth during these periods as well as increases in charge offs and non-accrual loans. The Company’s ALLL was 1.22% of net loans at September 30, 2009 which was the same level it was at December 31, 2008.

Net interest income decreased $169,000 or 5.86% for the three months ending September 30, 2009 compared to the same period in 2008 and decreased $379,000 or 4.42% for the nine months ending September 30, 2009 compared to the same period in 2008 primarily due to the reduction in interest rates and the asset sensitivity of the Company.

Noninterest income for the three months ended September 30, 2009 increased $7,000 or 2.82% to $255,000 compared to $248,000 for the comparable period in 2008.  Noninterest income for the nine months ended September 30, 2009 decreased $47,000 or 5.42% to $820,000 compared to $867,000 for the comparable period in 2008.  The decrease for the nine month period is primarily due to the reductions in service charges and fees collected on non-sufficient funds, gain on sale of investments and mortgage fee income.

Noninterest expense for the three months ended September 30, 2009 decreased $67,000 or 2.75% to $2,367,000 compared to $2,434,000 for the comparable period in 2008.  Noninterest expense for the nine months ended September 30, 2009 increased $106,000 or 1.46% to $7,344,000 compared to $7,238,000 for the comparable period in 2008. The increase in noninterest expense for the nine month period was primarily attributed to the increase in the FDIC insurance special assessments on all banks.

Net loans increased $3,430,000 or 1.75% during the three months ending September 30, 2009 and increased $13,128,000 or 7.03% during the nine months ending September 30, 2009. Loans secured by real estate increased $12,069,000 or 13.46% and commercial loans increased $3,970,000 or 10.37% during the first nine months of 2009.

Total deposits increased $18,667,000 or 8.79% during the first nine months of 2009 compare to December 31, 2008.  Non-interest bearing demand deposits decreased $7,549,000 or 10.04% during the nine month period ending September 30, 2009. While interest bearing demand deposits decreased $305,000 or 2.37% during the nine month period ending September 30, 2009, money market accounts increased $9,095,000 or 34.70% during the nine month period ending September 30, 2009 and savings increased $1,820,000 or 6.80% during the nine month period ending September 30, 2009. Certificates of deposits over $100,000 increased $11,729,000 or 30.95% during the nine month period ending September 30, 2009.  Other time certificates increased $3,877,000 or 11.60% during the nine month period ending September 30, 2009.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
Summary of Operations:
Interest Income	$3,465	$3,793	-8.65%	$10,500	$11,582	-9.34%
Interest Expense	751	910	-17.47%	2,310	3,013	-23.33%
Net Interest Income	2,714	2,883	-5.86%	8,190	8,569	-4.42%
Provision for Loan Loss	400	160	150.00%	750	200	275.00%

Net Interest Income After Provision for Loan Losses	2,314	2,723	-15.02%	7,440	8,369	-11.10%
Noninterest Income	255	248	2.82%	820	867	-5.42%
Noninterest Expense	2,367	2,434	-2.75%	7,344	7,238	1.46%

Income Before Income Taxes	202	537	-62.38%	916	1,998	-54.15%
Income Taxes	59	188	-68.62%	305	747	-59.17%

Net Income	$143	$349	-59.03%	$611	$1,251	-51.16%

Cash Dividends Paid on Common Stock	$—	$481	-100.00%	$481	$963	-50.05%

Per Common Share Data:
Earnings Per Common Share - Basic	$0.04	$0.18	-77.78%	$0.23	$0.65	-64.62%
Earnings Per Common Share - Diluted	$0.04	$0.18	-77.78%	$0.23	$0.64	-64.06%
Dividends	$—	$0.25	-100.00%	$0.25	$0.50	-50.00%
Book Value	$11.26	$11.13	1.17%	$11.26	$11.13	1.17%

Common Outstanding Shares:	1,923,053	1,923,053	0.00%	1,923,053	1,923,053	0.00%

Statement of Financial Condition Summary:
Total Assets				$265,101	$253,911	4.41%
Total Deposits				230,984	213,392	8.24%
Total Net Loans				199,760	184,787	8.10%
Allowance for Loan Losses				2,477	1,791	38.30%
Total Shareholders’ Equity				25,648	21,405	19.82%

Selected Ratios:
Return on Average Assets	0.21%	0.55%	-61.10%	0.31%	0.67%	-53.52%
Return on Average Equity	2.23%	6.47%	-65.50%	3.17%	7.71%	-58.83%
Net interest margin	4.43%	5.01%	-11.58%	4.57%	5.07%	-9.86%
Average Loans as a Percentage of Average Deposits	85.07%	85.46%	-0.46%	87.67%	82.62%	6.11%
Allowance for Loan Losses to Total Loans	1.22%	0.96%	27.08%	1.22%	0.96%	27.08%
Tier I Capital to Average Assets - “Bank Only”				10.75%	9.68%	11.05%
Tier I Capital to Risk-Weighted Assets - “Bank Only”				13.09%	11.77%	11.21%
Total Capital to Risk-Weighted Assets - “Bank Only”				14.36%	13.04%	10.12%
Tier I Capital to Average Assets - “Bancorp”				11.33%	10.42%	8.73%
Tier I Capital to Risk-Weighted Assets - “Bancorp”				13.82%	12.66%	9.16%
Total Capital to Risk-Weighted Assets - “Bancorp”				15.08%	13.93%	8.26%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROAE.  Our net income decreased 59.03%, to $143,000 for the three month period ending September 30, 2009 from $349,000 for the same period in 2008.  Net income decreased 51.16%, to $611,000 for the nine months ended September 30, 2009 from $1,251,000 for the same period in 2008.  The Company is asset sensitive, which means when interest rates decrease, the Company’s variable rate loans reprice more rapidly than the rates paid on deposits.  A declining interest rate environment has a negative effect on our net interest margin.  The asset sensitivity of the Company combined with the reduction in the prime lending rate has caused the Company’s net interest margin to decline for the three months ended September 30, 2009 to 4.43% compared to 5.01% for the same period in 2008. For the nine months ending September 30, 2009 the Company’s net interest margin declined to 4.57% compared to 5.07% for the same period in 2008.  Net interest income was $8,190,000 for the nine months ended September 30, 2009 compared to $8,569,000 for the same period in 2008.  Basic and diluted earnings per common share for the quarter ended September 30, 2009 were $0.04 and $0.04, which compares to $0.18 and $0.18 for the quarter ended September 30, 2008.  Basic and diluted earnings per common share for the nine months ended September 30, 2009 were $0.23 and $0.23, which compares to $0.65 and $0.64 for the quarter ended September 30, 2008. The sharper decline in earning per common share over net income in the periods in 2009 compared to 2008 is attributable to the inclusion of preferred stock dividends and expenses when calculating earning per common share.

ROAE for the quarter ending September 30, 2009, decreased to 2.23% compared to 6.47% for the same period in 2008.  ROAE for the nine months ending September 30, 2009, decreased to 3.17% compared to 7.71% for the same period in 2008.  The capital ratios of the Company and Bank at September 30, 2009 improved significantly over those ratios at September 30, 2008 because of the sale of $4,000,000 in preferred stock, and a warrant to purchase common stock to the United States Treasury Department in December 2008 pursuant to the Capital Purchase Program. The dividends on the preferred stock currently are paid at an annual rate of 5.00%.  Earnings per share for common stock is calculated by deducting the dividends paid on preferred stock from net income therefore, reducing the common stock earnings per share.

In addition, the increase in the provision for loan losses, of $400,000 for the 3rd quarter of 2009 and $750,000 for the nine months ended September 30, 2009 also reduced earnings. The increases were required in management’s opinion to address increases to total loans, increases in non-performing and non-accrual loans as well as charge offs in these periods.

Return on Average Assets.  Our return on average assets, or ROAA, is a measurement we use to compare our performance with other banks and bank holding companies.  ROAA for the quarter ended September 30, 2009 was 0.21% compared to 0.55% for the same period in 2008, a decrease of 61.10%.  ROAA for the nine months ended September 30, 2009 was 0.31% compared to 0.67% for the same period in 2008, a decrease of 53.52% primarily due to the reductions in net interest income and in net interest margin.

Asset Quality.  For all banks and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of nonperforming loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans.  These measures are key elements in estimating the future earnings of a company.  There were four nonperforming loans totaling $3,026,000 as of September 30, 2009, compared to three loans totaling $1,614,000 at December 31, 2008 and two nonperforming loans totaling $1,481,000 at September 30, 2008.  Nonperforming loans as a percentage of total loans increased to 1.49% as of September 30, 2009, compared to 0.85% at December 31, 2008 and 0.79% as of September 30, 2008.  Charge-offs to average loans were 0.40% for the nine months ended September 30, 2009, compared to 0.19% as of December 31, 2008 and 0.06% as of September 30, 2008.  Allowance for loan losses increased 38.30% to $2,477,000 from $1,791,000 when comparing September 30, 2009 to September 30, 2008.  The allowance remained at 1.22% of total loans for the periods ending September 30, 2009 and December 31, 2008. Provisions to the allowance for loan losses for the nine months ended September 30, 2009 totaled $750,000 compared to a $200,000 addition for the same period in 2008.

Asset Growth.  The majority of our assets are loans, and the majority of our liabilities are deposits; therefore the ability to generate loans and deposits are fundamental to our asset growth.  Total assets increased 5.25% to $265,101,000 as of September 30, 2009 from $251,880,000 as of December 31, 2008.  Total deposits increased $18,667,000 for the nine months ending September 30, 2009 to $230,984,000 or 8.79% compared to $212,317,000 as of December 31, 2008.  Deposit growth continues to increase despite the intense competition for deposits, as well as the availability of alternative investments such as mutual funds, money market funds, and the stock market. The company during this period saw a shifting of deposits from non interest bearing deposits to interest bearing deposits coupled with new customer growth. Gross loans increased $13,221,000 or 6.97% to $202,875,000 as of September 30, 2009 compared to $189,654,000 as of December 31,2008.  The investment portfolio decreased 2.29% or $882,000 over the past nine months from $38,471,000 as of December 31, 2008 to $37,589,000 as of September 30, 2009.

The capital ratios of the Company and Bank at September 30, 2009 improved significantly over those ratios at September 30, 2008 because of the sale of $4,000,000 in preferred stock, and a warrant to purchase common stock to the United States Treasury Department in December 2008 pursuant to the Capital Purchase Program. The dividends on the preferred stock currently are paid at an annual rate of 5.00%.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio decreased to 81.50% for the first nine months of 2009 compared to 76.70% for the same period in 2008, primarily due to decreases in the bank’s net interest income, resulting from a decrease in the net interest margin, and the increase in noninterest expense.  Net interest income before provision decreased 4.42% to $8,190,000 for the nine months ended September 30, 2009, while operating expenses increased 1.46% to $7,344,000 from $7,238,000.

Economic Conditions

The Company believes that the local economies in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to decline as the loss of jobs increase, businesses cash flows continue to decline as a result of reduced consumer spending and the declining real estate market. While our markets are somewhat better than the rest of the state we are still impacted negatively by the current recession. Unemployment rates in California continue to rise to 12.2% overall while San Luis Obispo County had a rate of 9.0% and Santa Barbara County had a rate of 8.5% as of September 30, 2009 (not seasonally adjusted) as reported by the State of California Labor Market and Economy. The University of California Santa Barbara Economic Forecast Project reports that the real estate market will continue to decline through the first quarter of 2010 and at best California may show signs of slow growth averaging 1.0% to 2.0% in 2010 and 2011.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months and nine months ended September 30, 2009 compared with the three and nine months ended September 30, 2008.

RESULTS OF OPERATIONS

Net Income

Net income of $143,000 for the three months ended September 30, 2009, reflects a $206,000 or 59.03% decrease over the like period in 2008.  Net income of $611,000 for the nine months ended September 30, 2009, reflects a $640,000 or 51.16% decrease over the like period in 2008. Net income decreased despite an increase in loans during these periods primarily due to the Federal Reserve Board decreasing the prime lending rate 1.75% during the last twelve months coupled with the additional provisions to the loan loss reserve and the increase in the FDIC special assessments on all banks.

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

AVERAGE BALANCE SHEET INFORMATION

	For the three months ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$200,225	$3,102	6.20%	$184,306	$3,242	7.04%
Investment securities	36,362	360	3.96%	44,066	543	4.93%
Federal funds sold	8,320	3	0.14%	1,704	8	1.88%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	244,907	3,465	5.66%	230,076	3,793	6.59%
Other assets	24,976			25,644
Less allowance for loan losses	(2,301)			(1,702)
Total average assets	$267,582			$254,018

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,494	$12	0.36%	$12,587	$9	0.29%
Money Market	33,752	153	1.81%	26,253	131	2.00%
Savings	27,610	17	0.25%	26,688	17	0.25%
Time certificates of deposits	87,061	521	2.39%	73,100	612	3.35%
Total average interest-bearing deposits	161,917	703	1.74%	138,628	769	2.22%

Short-term borrowings	489	5	—	7,337	52	—
Long-term debt	6,476	43	2.66%	7,141	89	4.99%
Total interest-bearing liabilities	168,882	751	1.78%	153,106	910	2.38%

Demand deposits	70,756			77,032
Other liabilities	2,312			2,297
Shareholders’ equity	25,632			21,583
Total average liabilities and shareholders’ equity	$267,582			$254,018
Net interest income		$2,714			$2,883
Net interest margin			4.43%			5.01%

AVERAGE BALANCE SHEET INFORMATION

	For the nine months ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$197,977	$9,354	6.30%	$174,979	$9,773	7.45%
Investment securities	36,206	1,142	4.21%	48,812	1,785	4.88%
Federal funds sold	4,723	4	0.11%	1,566	24	2.04%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	238,906	10,500	5.86%	225,357	11,582	6.85%
Other assets	25,462			25,756
Less allowance for loan losses	(2,246)			(1,665)
Total average assets	$262,122			$249,448

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,493	$37	0.37%	$12,465	$27	0.29%
Money Market	30,959	429	1.85%	25,819	410	2.12%
Savings	27,048	50	0.25%	25,919	71	0.37%
Time certificates of deposit	80,932	1,563	2.58%	71,960	2,053	3.80%
Total average interest-bearing deposits	152,432	2,079	1.82%	136,163	2,561	2.51%

Short-term borrowings	4,242	79	2.48%	6,744	152	3.01%
Long-term debt	6,640	152	3.05%	7,150	300	5.59%
Total interest-bearing liabilities	163,314	2,310	1.89%	150,057	3,013	2.68%

Demand deposits	70,834			75,635
Other liabilities	2,299			2,111
Shareholders’ equity	25,675			21,645
Total average liabilities and shareholders’ equity	$262,122			$249,448
Net interest income		$8,190			$8,569
Net interest margin			4.57%			5.07%

Net interest income decreased 5.86%, for the quarter ended September 30, 2009 and decreased 4.42% for the nine months ended September 30, 2009 as compared to the same periods in 2008, as yields decreased more on earning assets, than did the reduction in rates paid on interest bearing liabilities. This is common in a declining interest rate period for a Company which is asset sensitive such as ours.  For the nine months ending September 30, 2009 the yield on interest-earning assets decreased to 5.86% compared to 6.85% for the same period in 2008. The cost of total interest-bearing deposits decreased 69 basis points to 1.82% for the nine months ending September 30, 2009 compared to 2.51% in the same nine month period in 2008.

Net interest margin for the three months ended September 30, 2009 was 4.43% compared to 5.01% for the three months ended September 30, 2008.  Net interest margin for the nine months ended September 30, 2009 was 4.57% compared to 5.07% for the nine months ended September 30, 2008.  This represents a decrease of 50 basis points or 9.86% between nine month periods.  The decrease in the Bank’s net interest margin was primarily caused by the prime lending rate reduction of 175 basis points during the last twelve months. These reductions in the prime lending rate had an immediate negative impact on the earnings of the company as variable rate loans repriced faster than our fixed rate deposits.

For the three months ended September 30, 2009, the average prime rate was 3.25%, the average Federal Funds rate was 0.14%, and the yield on the investment portfolio averaged 3.96%.  During the three months ended September 30, 2008 the average prime rate was 5.00%, the average Federal Fund rate was 1.88%, and the Bank’s investment portfolio posted an average yield of 4.93%.  For the nine months ended September 30, 2009, the average prime rate was 3.25%, the average Federal Fund rate was 0.11%, and the yield on the investment portfolio averaged 4.21%.  During the nine months ended September 30, 2008 the average prime rate was 5.43%, the average Federal Fund rate was 2.04%, and the Bank’s investment portfolio posted an average yield of 4.88%.

Despite the increase in deposits, interest expense for the three months ended September 30, 2009 totaled $703,000, which reflects a decrease of $66,000 or 8.58% over the like period in 2008.  Deposit interest expense for the nine months ended September 30, 2009 totaled $2,079,000, which reflects a decrease of $482,000 or 18.82% over the like period in 2008.  The schedule shown below indicates that interest bearing deposits and time deposits increased $26,216,000 or 19.11% from December of 2008 to September of 2009.  During the same period, noninterest bearing deposits decreased $7,549,000 or 10.04%.

	(dollars in thousands)
	September	December	Dollar	Percent
	2009	2008	Variance	Variance
Noninterest bearing deposits	$67,606	$75,155	$(7,549)	-10.04%
Interest bearing deposits	76,467	65,857	10,610	16.11%
Interest bearing time	86,911	71,305	15,606	21.89%
Total Deposits	$230,984	$212,317	$18,667	8.79%

The average deposit cost of funds for the three months ended September 30, 2009 decreased 48 basis points from 2.22% in September of 2008 to 1.74% in September of 2009.  The average deposit cost of funds for the nine months ended September 30, 2009 decreased 69 basis points from 2.51% in September of 2008 to 1.82% in September of 2009.  The Company anticipates that its overall deposit cost of funds will continue to decrease slightly for the balance of the year as institutional certificates of deposits mature.  The Company has no brokered deposits as of September 30, 2009.

Noninterest Income

Noninterest income for the three months ended September 30, 2009 was $255,000 compared to $248,000 for the same period in 2008.  Noninterest income for the nine months ended September 30, 2009 was $820,000 compared to $867,000 for the same period in 2008.  That represents a decrease of $47,000 or 5.42%, which is primarily due to a $16,000 decrease in gain on the sale of investments, a $78,000 decrease in service charges collected and a $47,000 increase in other income of which $22,000 was processing fees collected on mortgage loans.

Service charges on deposit accounts for the three months ended September 30, 2009 totaled $128,000, which represents a decrease of $44,000 or 25.58% over the same period in 2008.  Service charges on deposit accounts for the nine months ended September 30, 2009 totaled $379,000, which represents a decrease of $78,000 or 17.07% over the same period in 2008.  The decrease in service charges was primarily due to the reduction in NSF fees collected.

Gain on sale of investment securities decreased to $92,000 for the nine months ended September 30, 2009 compared to $108,000 for the same period in 2008. There was no gain on sale of securities income for the three months ended September 2009 and September 2008.

Other noninterest income for the three months ended September 30, 2009 was $127,000 compared to $76,000 for the same period in 2008, an increase of $51,000 or 67.11%.  Other noninterest income for the nine months ended September 30, 2009 was $349,000 compared to $302,000 for the same period in 2008.  That represents an increase of $47,000 or 15.56% between the nine month periods ended September 30, 2008 and 2009.  The increase is primarily due to the collection of processing fees for mortgages $22,000, $7,000 reimbursement for expenses incurred for the notification of a data breach, $8,000 year end adjustment for Bank owned Life Insurance, $7,000 in rebates and $1,000 State of California warrant interest.

Operating Expenses

Salary and employee benefits for the three months ended September 30, 2009 totaled $1,302,000, which reflects a decrease of $107,000 or 7.59% over the like period in 2008.  Salary and employee benefits for the nine months ended September 30, 2009 totaled $4,033,000, which reflects a decrease of $189,000 or 4.48% over the like period in 2008.  The decrease is primarily due to the reduction in officer salary continuation expense, Employee Stock Option Plan contributions, the retirement of Larry H. Putnam and the freezing of all officer salaries.

Occupancy expense for the three months ended September 30, 2009 totaled $170,000, which reflects a decrease of $1,000 or 0.58% over the same period in 2008.  Occupancy expense for the nine months ended September 30, 2009 totaled $493,000, which reflects an increase of $8,000 or 1.65% over the same period in 2008.  This was primarily due to increased real estate taxes and utilities.

Equipment expense for the three months ended September 30, 2009 totaled $161,000, which reflects a decrease of $14,000 or 8.00% over the same period in 2008.  Equipment expense for the nine months ended September 30, 2009 totaled $481,000, which reflects a decrease of $21,000 or 4.18% over the same period in 2008. This was primarily due to the fully depreciated equipment expense.

Professional services for the three months ended September 30, 2009 totaled $152,000, which reflects an increase of $8,000 or 5.56% over the same period in 2008.  Professional services for the nine months ended September 30, 2009 totaled $464,000, which reflects an increase of $39,000 or 9.18% over the same period in 2008.  This was primarily due to the increase in legal fees related to the collection of non-accrual loans.

Data processing expense for the three months ended September 30, 2009 totaled $128,000, which reflects an increase of $3,000 or 2.40% from the same period in 2008.  Data processing expense for the nine months ended September 30, 2009 totaled $402,000, which reflects an increase of $25,000 or 6.63% from the same period in 2008.  This was primarily due to the annual increase in fees of 3.5%. The Company entered into an extended contract for an additional 5 years during the third quarter of 2009 and anticipates a 20% savings to begin in the fourth quarter 2009.

Office related expense for the three months ended September 30, 2009 totaled $97,000, which reflects a decrease of $4,000 or 3.96% over the same period in 2008.  Office related expense for the nine months ended September 30, 2009 totaled $305,000, which reflects an increase of $24,000 or 8.54% over the same period in 2008. This was primarily due to the increase in postage and telephone expenses.

Marketing related expense for the three months ended September 30, 2009 totaled $97,000, which reflects a decrease of $9,000 or 8.49% over the same period in 2008.  Marketing related expense for the nine months ended September 30, 2009 totaled $299,000, which reflects a decrease of $11,000 or 3.55% over the same period in 2008. This was primarily due to the reduction in advertising expenses.

Regulatory assessment fees for the nine month period ending September 30, 2009 were $320,000, which reflects an increase of $197,000 or 160.16% over the same period in 2008. This was primarily due to the $120,000 special FDIC assessment levied on us during the first six months of 2009; the special assessment was levied against all financial institutions to replenish the FDIC’s deposit insurance fund. The FDIC also increased the deposit insurance premium for this quarter which caused an additional $70,000 in expense over the same period in 2008 and the additional expense of $7,000 for the participation in the TGLP Transaction Account Guarantee Program.

Director expense for the three months ended September 30, 2009 totaled $88,000, which reflects an increase of $7,000 or 8.64% over the like period in 2008.  Director expense for the nine months ended September 30, 2009 totaled $266,000, which reflects an increase of $19,000 or 7.69% over the like period in 2008.  This is primarily due the retirement of the President and CEO in January 2009, who now receives director fees.

Other expense for the three months ended September 30, 2009 totaled $77,000, which reflects a decrease of $1,000 or 1.28% over the same period in 2008.  Other expense for the nine months ended September 30, 2009 totaled $281,000, which reflects an increase of $15,000 or 5.64% over the same period in 2008.  The increase is primarily due to loan related expenses associated with the collection on non-accrual loans coupled with the purchase of new account checks for new customers.

Loan Related Data

The Company has taken several positive steps over the past years to improve upon the overall credit administration of the Bank.  The Company has implemented additional controls to ensure the quality of the overall credit portfolio.  The Bank has been able to increase the loan portfolio without lowering credit quality, which has been validated by the Bank’s outside credit review firm.  The Bank’s credit portfolio continues to be reviewed by our outside loan review firm on a monthly basis. It is the opinion of management as well as the outside credit review firm that while classified loans, non-accrual loans and charge offs have increased above historical numbers, the overall portfolio continues to remain strong.

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	September	December	September
	2009	2008	2008
Charge offs	$610	$352	$89
Recoveries	27	14	7
OREO	—	—	—
Nonaccrual Loans	3,026	1,614	1,481
Accruing loans over 90 days past due	—	—	—
Allowance for Loan Loss	2,477	2,310	1,791
Period-end Gross Loans	202,875	189,654	187,337

	September	December	September
Ratio comparison to Period-end Gross Loans to	2009	2008	2008
Charge offs	0.40%	0.19%	0.06%
Recoveries	0.02%	0.01%	0.01%
OREO	0.00%	0.00%	0.00%
Nonaccrual Loans	1.49%	0.85%	0.79%
Accruing loans over 90 days past due	0.00%	0.00%	0.00%
Allowance for Loan Loss	1.22%	1.22%	0.96%

Allowance for Loan Losses

The Bank made a $400,000 provision to its allowance for loan losses during the three month period ending September 30, 2009 compared to a $160,000 provision during the same period of 2008. The provision for the nine month period ending September 30, 2009, totaled $750,000 compared to $200,000 during the same period of 2008. The increase in the provision reflects the growth in the loan portfolio and the increases in charge offs and non-accrual loans.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at September 30, 2009 is adequate.  The allowance on that date was 1.22% of total loans, compared to 1.22% at December 31, 2008 and 0.96% at September 30, 2008. It is the opinion of management as well as the outside credit review firm that while classified loans, non-accrual loans and charge offs have increased above historical numbers, the allowance for loan losses is adequate.

Nonaccrual Loans

The Bank had four nonaccrual loans as of September 30, 2009 totaling $3,026,000 for an increase of $1,412,000 or 87.48% compared to December 31, 2008, and an increase of $1,545,000 or 104.31% compared to September 30, 2008. Non-accrual loans as a percent to gross loans is 1.49% for the nine months ending September 30, 2009 compared to 0.85% at December 30, 2008.  One real estate secured loan for $326,000 recently appraised for $240,000.  The borrower has reduced his asking price in hopes that it sells quickly and minimizes the loss to the Bank.  One loan is a real estate secured loan that is participated with another bank.  Our portion of the loan is $2,674,000 and is presently being handled by the two Bank’s attorneys.  It appears based on recent appraisals there may be a shortfall to pay the loan in full.  The Bank’s are looking into foreclosure options as a means to go after additional assets held by the borrowers and guarantors to assist with the collection of any shortfall from the sale of collateral.  The Bank has adequately reserved for both real estate loans.  There are two loans secured by equipment that the Bank has made an agreement with the borrowers for payment in full.

OREO

At September 30, 2009 the Bank had no OREO property on its books.

Other Borrowings

As of September 30, 2009 the Company has no borrowings with FHLB.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,155,000 in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3,000,000 to the Bank and retained $2,000,000 at the Company level.  The Company incurred $79,000 in interest expense during the nine month period ending September 30, 2009.  As of September 30, 2009 the trust preferred interest rate was 1.99%.

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

The $2,000,000 in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.50%.  The initial rate for the notes was 5.50%.  The rate as of September 30, 2009, was 4.75%.  Quarterly principal payments of $166,678 began in September 2008 and continue until maturity in June 2011.  The outstanding balance was $1,166,610 at September 30, 2009.

Capital

Total shareholders’ equity at September 30, 2009 was $25,647,884 compared to $25,550,697 at December 31, 2008, for an increase of $97,187 or 0.38%.  This increase is due primarily to net income of $611,000, a decrease of $481,000 for the payment of cash dividends paid to shareholders of record as of March 31, 2009, a decrease of $5,000 in the market value of investments, an increase of $102,000 in stock option expense and the payment of the preferred stock dividend and expenses of $161,000.

On September 21, 2009 the Board of Directors declared a 2% stock dividend (cash for fractional shares) to be issued to shareholders of record as of September 30, 2009 instead of a cash dividend. The Board of Directors felt it to be prudent to declare a 2% stock dividend instead of cash dividends in order to preserve capital. The Company issued a cash dividend of $0.25 in April 2009 and feel that the 2% stock dividend is nearly equal to the $.025 cash dividend.  No determination has been made as to future dividends, cash or stock.

As part of the United States Treasury’s Capital Purchase Program, the Company entered into a Letter Agreement on December 19, 2008 with the United States Department of Treasury, pursuant to which the Company issued and sold 4,000 shares of the Company’s Preferred Stock and a warrant to purchase 37,360 shares of the Company’s Common Stock for an aggregate purchase price of $4,000,000 in cash.  The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  It is the Company’s intention to repay the capital within the five year time frame although no assurance can be given that we will be able to do so.  The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price equal to $16.06 per share of the Common Stock. The effect of the 2% dividend declared by the Board of Directors on September 21, 2009 automatically increases the number common shares subject to the warrant to 38,107 and reduces the exercise price of the warrant to $15.745.

The Company maintains capital ratios substantially above the Federal regulatory guidelines for a “well-capitalized” bank.  The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	Sept.	Dec.
	“Well-Capitalized”	Minimum Ratio	2009	2008
Bancorp
Tier I Capital (to Average Assets)	5.00%	4.00%	11.3%	11.9%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	13.8%	14.4%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	15.1%	15.9%

Bank
Tier I Capital (to Average Assets)	5.00%	4.00%	10.8%	11.4%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	13.1%	13.7%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	14.4%	15.2%

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two unsecured federal fund lines totaling $6.0 million with two correspondent banks and two credit lines with FHLB totaling $43.6 million. As of September 30, 2009 the Company had no borrowings. As of September 30, 2009 the Company had no brokered deposits. The Bank’s current Liquidity policy is to maintain a liquidity ratio of not less than 20.0% based on regulatory formula. As of September 30, 2009 the Bank had a liquidity ratio of 20.6%.

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

The asset liability management reports as of September 30, 2009 indicate that the Bank has an actual dollar risk exposure of $136,000 if interest rates fall 100 basis points.  This represents a 1.2% risk to interest income.  The Equity to Asset ratio is 13.60% at zero basis points and 12.07% at an assumed 100 basis points decline in interest rates.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$220	$136	$0	$73	$603
Percent of Risk	3.4%	1.2%	0.0%	0.6%	2.5%

Assumptions are inherently uncertain and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.

Off-Balance Sheet Arrangements

The Company, in the ordinary course of business, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Additionally, in connection with the issuance of trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that the trust has not made such payments or distributions and has the funds,  (i) accrued and unpaid distributions; (ii) the redemption price; and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. Management does not believe that these off-balance sheet arrangements have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, but there can be no assurance that such arrangements will not have a future effect.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short term investments, due from customers on acceptances and bank acceptances outstanding are considered to approximate fair value.  Short term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with banks.  The fair values of investment securities, including available for sale, are generally based on quoted market prices.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair values of these financial instruments are not deemed to be material.

The estimated fair value of financial instruments at September 30, 2009 are summarized as follows:

	Carrying	Market
	value	value
Financial Assets:
Cash and cash equivalents	$9,535,000	$9,535,000
Investment securities	37,589,000	37,589,000
Loans receivable, net	199,760,000	201,187,000
Cash surrender value of life insurance	5,341,000	5,341,000
Federal Reserve Bank and FHLB stock	1,643,000	1,643,000
Accrued interest receivable and other assets	2,906,000	2,906,000

Financial Liabilities:
Time deposits	$86,911,000	$87,162,000
Other deposits	144,073,000	144,073,000
Other borrowings	—	—
Long-term debt	6,322,000	6,322,000
Accrued interest and other liabilities	2,147,000	2,147,000

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SANTA LUCIA BANCORP

Date:	November 12, 2009	/s/ John C. Hansen
John C. Hansen
President and Chief Executive Officer

Date:	November 12, 2009	/s/ James M. Cowan
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