Form 10-K
period 2009-12-31
Santa Lucia Bancorp
filed 2010-03-26
CIK 1355607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009.

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number  000-51901

SANTA LUCIA BANCORP

(Name of small business issuer in its charter)

State of California	35-2267934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7480 El Camino Real, Atascadero,	California 93422
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (805) 466-7087

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock (no par value)	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 (last day of the registrant’s most recently completed second fiscal quarter ) was $13,350,673.

As of March 10, 2010, the Registrant had 1,964,035 shares of Common Stock outstanding.

The information required in Part III, Items 10 through 14 is incorporated herein from the Registrant’s definitive proxy statement for the 2010 annual meeting of shareholders previously filed pursuant to Regulation 14A and Part II, Items 6 -8 of the 2009 Annual Report to Shareholders filed as an exhibit hereto.

PART I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, the ongoing financial crisis and recession  in the United States, California and foreign financial markets, and bank regulatory and government response thereto, the increase in nonperforming loans and the decrease in real estate values collateralizing many of the Bank’s loans,  demographic changes, competition, fluctuations in interest rates, changes in business strategy or developmental plans, changes in governmental regulations, credit quality, the availability of capital to fund the expansion of the Company’s business, and other factors referenced in the Company’s reports filed pursuant to the Exchange Act. These and other important factors are detailed in this report, including in “Item 1A Risk Factors.” When relying on forward-looking statements to make decisions with respect to our company, investors and others are cautioned to consider these and other risks and uncertainties.  The company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

At December 31, 2009, the Company had approximately $269.9 million in assets, $198.1 million in net loans, $238.7 million in deposits, and $23.0 million in stockholders’ equity.

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

The Bank’s operating policy since its inception has emphasized small business commercial banking. Most of the Bank’s customers are retail customers, and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment and accounts receivable as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial loans, (ii) installment, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 2009, these four categories accounted for approximately 20.6%, 0.9%, 23.8% and 54.8%, respectively, of the Bank’s loan portfolio. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of the Bank’s deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 2009, the Bank had approximately 9,714 demand deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $121,461,000, for an average balance per account of approximately $12,504; 4,224 savings accounts with balances totaling $27,478,000, for an average balance per account of approximately $6,505; and 2,378 time certificate of deposit accounts with balances totaling $89,783,000, for an average balance per account of approximately $37,756.

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts, fees on mortgage loans and other charges and fees, and (iv) miscellaneous income. For the year ended December 31, 2009, these sources comprised 82%, 10%, 7% and 1%, respectively, of the Bank’s total operating income.

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

Employees

As of December 31, 2009, the Bank had a total of 84 full-time equivalent employees. The Bank believes that its employee relations are satisfactory.  The Company has no salaried employees.

Local Economic Climate

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, oil and retail trade.  Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County and the City of Santa Maria (in northern Santa Barbara County) totaled approximately 270,000 and 86,000 respectively, according to economic data provided by State of California census.  Access to numerous recreational activities, including lakes, mountains and beaches, provided a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley.  Principally due to the diversity of the various industries in the Company’s service area, both counties have experienced a decline in tourism as travelers continue to attempt to conserve resources.

According to the San Luis Obispo County Outlook Economic Forecast, copyrighted and published by The University of California (Santa Barbara), home sales volume during the first two quarters fell 3.3% in 2009, median home prices in San Luis Obispo County decreased 33.0% between the second quarters of 2007 and 2009, median price for existing single-family homes with half of that decline occurring since the second quarter of 2008. Single-family homes sold during the first two quarters of 2009 increased by 1.2%. The declining prices and weak sales continue to slow the pace of new home construction.  Sales of foreclosed real estate have affected and will affect the market values in both counties.

2009 proved to be another challenging year not only on the national level, but within the state of California and more specifically our primary market area.  As the U.S. housing market continued to wane throughout 2009 and economic growth began to significantly slow, the ability of borrowers to satisfy their obligations to the financial sector began to languish.  These among other factors placed severe stress on the U.S. financial system, leading to a crisis of confidence, further downturn in economic growth and unprecedented volatility in the U.S. equity and credit markets.  Our primary market area has historically enjoyed a more stable level of economic activity; however, we believe these more macro level concerns have become more evident within our market area.  Recent indications show the (preliminary data not seasonally adjusted) unemployment rate within California to be approximately 12.1%.  This is up approximately 2.8% from the 9.3% reported at December 2008.  Within our primary market area, recent indications show the unemployment rate within San Luis Obispo and Santa Barbara counties to be approximately 9.4% and 9.3%, respectively.  This represents increases of approximately 2.8% and 3.0% from the 6.6% and 6.3% reported for San Luis Obispo and Santa Barbara counties at December 2008.  During 2009 both Santa Barbara County and San Luis Obispo County continued to experience record foreclosures and delinquencies in both commercial and residential properties. The UCSB Forecast Project reports that for North Santa Barbara County including Santa Maria for 2010 continued job losses, foreclosures, delinquencies and business failures will continue through 2010.

The Company believes that the local economies, in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to be negatively affected as the loss of jobs increases and businesses cash flows continue to decline causing the rise of delinquencies and foreclosures in the loan portfolio.

Competition

The banking and financial services business in California generally, and in the Company’s service area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

The Company’s business is concentrated in its service area, which encompasses primarily San Luis Obispo and northern Santa Barbara Counties. In order to compete with other financial institutions in its service area, the Company relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Company emphasizes to its customers the advantages of dealing with a locally owned and community oriented institution. The Company also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services that the Company is not authorized or prepared to offer currently. The Company has made arrangements with its correspondent banks and with others to provide such services for its customers.

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

For a discussion of restrictions on the Company’s ability to pay dividends, see “Item 5 Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” below.

The Bank

The Bank is chartered under the laws of the State of California and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the DFI and the FRB. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank’s business and condition. Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

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

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, the Bank pays a quarterly statutory assessment.  The Bank is also subject to certain regulations of the Federal Reserve Board and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law.  Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank.  Federal and California statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers.  Further, the Bank is required to maintain certain levels of capital.

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

	Minimum	Minimum	December 31, 2009
	Capital	“Well Capitalized”	Bank	Company
	Requirements	Bank	Actual	Actual
LEVERAGE RATIO	4.0%	5.0%	9.7%	10.3%
TIER 1 RISK-BASED RATIO	4.0%	6.0%	11.9%	12.5%
TOTAL RISK-BASED RATIO	8.0%	10.0%	13.2%	13.9%

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” at December 31, 2009.

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

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital.  Any additional portion of the trust preferred securities would qualify as Tier II capital.  As of December 31, 2009 the subsidiary trust had $5.2 million in trust preferred securities outstanding, all of which qualifies as Tier 1 capital.

In addition, the DFI has authority to take possession of the business and properties of a bank in the event that the tangible shareholders’ equity of the bank is less than the greater of (i) 4% of the bank’s total assets or (ii) $1,000,000.

During the third quarter of 2003, the Bank undertook and completed a private placement of subordinated debentures (“notes”) to augment is Tier II capital.  The total principal amount of the notes issued was $2,000,000.  The notes were sold pursuant to an applicable exemption from registration under the Securities Act of 1933 to certain accredited investors, including some of the Company’s directors and executive officers.  The notes include quarterly payment of interest at prime plus 1.5% and quarterly principal installments of approximately $166,666 commencing on September 30, 2008 until paid in full on June 30, 2011. As of December 31, 2009 the outstanding balance was $999,932.

Participation in the Capital Purchase Program of the Troubled Asset Relief Program.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”) enacted by the U.S. Congress in response to the financial crises affecting the banking system and financial markets and gong concern threats to investment banks and other financial institutions.  On October 14, 2008, the U.S. Department of Treasury (“U.S. Treasury”) announced the Troubled Asset Relief Program Capital Purchase Program (“TARP”).  This program made $250 billion of capital available to U.S. financial institutions from the initial $350 billion authorized by the EESA in the form of preferred stock investments by the U.S. Treasury in qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies under the following general terms:

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

•                  Not make any “golden parachute payment” (as defined in the Internal Revenue Code) to any of The Company’s senior executive officers; and

•                  Agree not to deduct for tax purposes executive compensation in excess of $500,000 in any one fiscal year for each of the Company’s senior executive officers.

December 19, 2008, the Company entered into a Purchase Agreement with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company agreed to issue and sell 4,000 shares of the Company’s Preferred Stock as Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock) and a Warrant to purchase 38,107 shares of the Company’s Common Stock (adjusted for the 2% stock dividend) for an aggregate purchase price of $4,000,000 in cash. In connection with this transaction the Company incurred $50,000 in costs.

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

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $15.745 per share, adjusted for the 2% stock dividend.

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

In addition, ARRA directs the Treasury to review previously-paid bonuses, retention awards and other compensation paid to senior executive officers and certain other highly-compensated employees of each TARP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or the TARP, or otherwise contrary to the public interest. If the Treasury determines that any such payments have been made by a TARP recipient, the Treasury will seek to negotiate with the TARP recipient and the subject employee for appropriate reimbursements to the U. S. Government (not the TARP recipient)  with respect to any such compensation or bonuses. ARRA also permits the Treasury, subject to consultation with he appropriate federal banking agency, to allow a TARP recipient to repay any assistance previously provided to such TARP recipient under the TARP, without regard to whether the TARP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provision under ARRA.

Homeowner Affordability and Stability Plan

On February 18, 2009, the Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

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

Premiums for Deposit Insurance

Our deposits are insured by the FDIC to the maximum amount permitted by law which is currently $250,000 per depositor through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except for IRAs and other certain retirement accounts which will remain at $250,000 per depositor. On October 14, 2008, the FDIC announced the Temporary Transaction Account Guarantee Program to strengthen confidence in the banking system. The rule, as amended, also allows full deposit insurance coverage for non-interest bearing accounts regardless of the dollar amount until June 30, 2010 at the participating FDIC-insured institutions’ option. We have elected to participate in the program by paying a 10 basis point surcharge on our non-interest bearing transaction accounts over $250,000 through December 31, 2009, and a 15 basis point surcharge through June 30, 2010. Effective April 1, 2009, the FDIC adopted a final rule revising its risk-based insurance assessment system and effectively increasing the overall assessment rate. The new base assessment rate for banks in the best risk category range from twelve to sixteen cents annually for every $100 of domestic deposits held. In addition, the FDIC also imposed a special assessment of five basis points on all insured institutions’ total assets minus Tier 1 capital at June 30, 2009 in order to replenish the Deposit Insurance Fund.

On November 12, 2009, the FDIC finalized a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Under the plan, banks are assessed through 2010 according to the risk-based premium schedule adopted in April 2009 However, beginning January 1, 2011, the based rate increases by three basis points per year.

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

As a public reporting company, the Company is subject to the requirements of SOX and related rules and regulations issued by the SEC and applied to the Company by the FRB.  The Company’s common stock is not listed on any national exchange such as the NYSE or NASDAQ.  As such, the Company is not required to comply with the additional SOX requirements adopted by such exchanges.  The Company anticipated additional expenses to comply with SOX in 2009 however, the requirement for compliance was delayed another year.

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

The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.

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

Bank Secrecy Act and Anti Money Laundering Legislation

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

Future Legislation and Regulatory Initiatives

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Currently, the Congress is actively considering significant changes to the manner of regulating financial institutions including combining one or more of the FRB, FDIC, Comptroller of the Currency and the Office of Thrift Supervision and creating a new consumer protection agency for financial products. The current legislation being considered and other future legislation regarding financial institutions may change banking statutes and the operating environment of Bancorp and the Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Bancorp or the Bank. The nature and extent of future legislative and regulatory changes affecting financial institutions is unpredictable at this time. We cannot determine the ultimate effect that such potential legislation, if enacted, would have upon our financial condition of operations.

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

Economic indices continue to show that since the fourth quarter of 2007, the United States economy has been in a recession. This has been reflected in significant business failures and job losses, including bankruptcies of three U.S. automobile manufacturing companies county and state budget cuts causing furloughing and is expected to continue in 2010.

In addition, in the past year, the domestic and foreign financial markets, securities trading markets and economies generally have experienced significant turmoil including, without limitation, government takeovers of troubled institutions, government brokered mergers of such firms to avoid bankruptcy or failures, bankruptcies of securities trading firms and insurance companies, failures of financial institutions and securities brokerage firms, declines in real property values, and wide fluctuations in energy prices, all of which have contributed to reduced availability of credit for businesses and consumers, elevated foreclosures on residential and commercial properties, falling home prices, reduced liquidity and a lack of stability across the entire financial sector.  These recent events and the corresponding uncertainty and decline in financial markets are likely to continue for the foreseeable future.  The full extent of the repercussions to our nation’s economy in general and our business in particular there from are not fully known at this time.  Such events may have a negative effect on (i) our ability to service our existing customers and attract new customers, (ii) the ability of our borrowers to operate their business as successfully as in the past, (iii) the financial security and net worth of our customers, and (iv) the ability of our customers to repay their loans with us in accordance with the terms thereof.

We do not believe these difficult conditions are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.

Current levels of market volatility are unprecedented, which may limit our ability to access capital and negatively affect our results of operations and financial condition.

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

A significant portion of our loan portfolio is secured by real estate and a further downturn in the local economy and real estate market could affect our business.

At December 31, 2009, real estate served as the principal source of collateral with respect to approximately 79% of our loan portfolio. A decline in current economic conditions could have an adverse effect on the demand for new loans even if rates continue to decline.  It is also understood that the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Company, could affect the Company’s financial condition and results of operations in general and the market value of the Company’s common stock.  Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We also have a high concentration in commercial real estate or CRE loans, which generally present increased levels of risk to our results of operation and financial condition.

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

In addition, federal banking regulators have issued final guidance regarding commercial real estate lending.  This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny.  Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to specific types of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny.  Our commercial real estate portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly we may become subject to increased regulatory scrutiny because of our commercial real estate portfolio.  If it is determined by our regulator that we have an undue concentration in commercial real estate lending, we may be required to maintain increased levels of capital and/or be required to reduce our concentration in commercial real estate loans.

Recently enacted legislation and other measures undertaken by the Treasury, the FRB and other governmental agencies may not help stabilize the U.S. financial system or improve the housing market, which in turn may have a material negative impact on our results of operations and financial condition..

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

FDIC deposit insurance expense for the year ended December 31, 2009 was $468,830.00. Deposit insurance assessments will increased in 2009 due to the strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years.  On December 16, 2008, the FDIC issued a final rule increasing that assessment range for the first quarter of 2009 and levied a special assessment on all Banks during the first six months of 2009. During the last two quarters of 2009 the FDIC further levied a prepayment assessment on banks to be paid in December 2009 for the periods of January 2010 to December of 2012.

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

We may not be able to attract and retain skilled people, which could adversely affect our performance and our ability to compete effectively.

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

Our internal operations are subject to a number of risks that could adversely affect our financial condition and results of operations.

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

Risks Associated with our Stock.

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share and the warrant issued to the U.S. Treasury as well as other potential issuances of equity securities may be dilutive to holders of our common stock.

The dividends declared and the accretion on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share.  Our outstanding preferred stock will also receive preferential treatment in the event of our liquidation, dissolution or winding-up.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant issued to the U.S. Treasury is exercised.  Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.  In addition, to the extent options to purchase common stock under our employee and director stock option plans are exercised, holders of our common stock will incur additional dilution.  Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our shareholders.

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

•      Shareholders Financial hardships

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

ITEM 2.                  PROPERTIES

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

ITEM 4.                  (REMOVED AND RESERVED)

PART II

ITEM 5.                  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is not listed on any exchange or market. However, Morgan Stanley, Howe Barnes Hoefer & Arnett, Inc., Edward Jones, Wedbush Morgan Securities, UBS Financial Services, Inc., and McAdams Wright and Ragen each actively make a market in the Company’s Common Stock. Certain information concerning the Common Stock is quoted on the OTC Bulletin Board under the symbol “SLBA.OB”

The information in the following table indicates the high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by certain of the firms mentioned above who serve as the Company’s market makers. These prices do not include retail mark-ups, mark-downs or commission.

		Bid Prices
Quarter Ended		Low	High

2009
	December 31	$10.10	$11.89
	September 30	11.55	15.00
	June 30	10.50	13.00
	March 31	8.20	14.75
2008
	December 31	$13.50	$19.00
	September 30	14.25	21.50
	June 30	20.00	24.25
	March 31	23.25	25.00

The foregoing table is based on data reported by the market makers named above. Does not include information on shares traded directly by shareholders or through other dealers.

Holders

The Company has two classes of stock outstanding — Common and Series A Preferred. As of March 4, 2010 there were approximately 367 record holders of the Company’s Common Stock.

Dividends

The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 2008:

Month Paid	Amount Per Share
March 2008	$0.25
September 2008	$0.25
March 2009	$0.25

The Company has paid a cash dividend for the past 20 years and issued a 2% stock dividend in October 2009.

The Company is a legal entity separate and distinct from the Bank.  The Company’s shareholders are entitled to receive dividends when declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the Corporation law).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution to its shareholders if it meets two conditions, which generally states are as follows: (i) the corporation’s assets equal 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1-1/4 times its current liabilities. As a regulated bank holding company, the Reserve Board’s restrictions may also limit the Company’s ability to pay cash dividends. Generally, a bank holding company must consult with the Reserve Board prior to payment of a proposed cash dividend, if the company did not have sufficient earnings in the prior four quarters at least equal to the proposed dividend and other holding company obligations.

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

The Company’s junior subordinated debt agreements contain provisions which prohibit the paying of dividends if it defers payment of interest on outstanding trust preferred securities (See “Item I. Business — Supervision and Regulation — Capital Standards”)

The Company’s participation in the TARP Capital Purchase Program includes restrictions on the amount of dividends that can be paid to common shareholders. The Company can not pay a dividend greater than the prior dividend declared unless prior approval from the United States Treasury is granted. Additionally, the Company will be prohibited from continuing to pay dividends on its common stock unless the Company has fully paid all required dividends on the preferred stock issued to the Treasury.  The Company fully expects to be able to pay all required dividends on the preferred stock, but if for any reason the Company is unable to do so in the future, then the Company would be precluded from paying dividends on its common stock.  Based on a number of factors, including but not limited to the Company’s recent financial performance, the economic climate, and the restrictions described above, the Company has suspended its practice of paying cash dividends. The Company will periodically review this suspension.

ITEM 6.                  SELECTED FINANCIAL DATA

The information required by Item 6 of Form 10-K is incorporated by Reference from the section entitled “Management’s Discussion and Analysis and Results of Operations” in the Company’s 2009 Annual Report to Shareholders, included as an exhibit to this Annual Report.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by Item 7 of Form 10-K is incorporated by reference from the section entitled “Management’s Discussion and Analysis and Results of Operations” in the Company’s 2009 Annual Report to Shareholders, included as an exhibit to this Annual Report.

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and the notes thereto required by Item 8 of Form 10-K are incorporated by reference from the Company’s 2009 Annual Report to Shareholders, included as an exhibit to this Annual Report.

ITEM 9.                                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A .              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2009 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Internal Control Over Financial Reporting

(a)Management’s Annual Report on Internal Control Over Financial Reporting.

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

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

/s/ John C. Hansen	/s/ James M. Cowan
John C. Hansen	James M. Cowan
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

(b)           Changes in Internal Control Over Financial Reporting.

No changes in the Company’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

The Company has adopted a Code of Business Conduct and Ethics that applies to all employees and directors of the Company, and complies with the SEC’s requirements for a code of ethics applicable to senior executive officers.  A copy of the Code of Business Conduct and Ethics was attached to the Form 10-K filed on March 30, 2009, for the year ended December 31, 2008.

During 2007, the Board established a Corporate Governance Committee Charter and Corporate Governance Guidelines. A copy of the Corporate Governance Committee Charter and Guidelines was attached as “Exhibit A” to the Proxy Statement filed with the SEC on February 15, 2008.

The remainder of the information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

ITEM 14                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which has been filed pursuant to Regulation 14A.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

Index to Exhibits

Exhibit Number	Exhibit	Sequentially Numbered Pages

3.1	Articles of Incorporation of the Bancorp, as amended	13/

3.2	Bylaws of the Bancorp, as amended	13/

3.3	Certificate of Amendment to Bylaws of Santa Lucia Bank, dated January 16, 2002	7/

3.4	Amendment to Bylaws of Santa Lucia Bank, dated January 21, 2009	17/

10.4	Santa Lucia Bank’s Employee Stock Ownership Plan	1/

10.5	Plan Administrator’s Guide for the Bank’s Employee Stock Ownership Plan	1/

10.6	Santa Lucia Bank’s Profit Sharing Plan	1/

10.9	Salary Continuation agreement by and between Santa Lucia Bank and Stanley R. Cherry, dated February 1, 1997	2/

10.10	Salary Continuation agreement by and between Santa Lucia Bank and Larry H. Putnam, dated February 1, 1997	2/

10.11	Deferred Fee Agreement by and Between Santa Lucia Bank and Khatchik Achadjian, dated February 1, 1997	2/

10.12	Deferred Fee Agreement by and Between Santa Lucia Bank and Dino Boneso, dated February 1, 1997	2/

10.13	Deferred Fee Agreement by and Between Santa Lucia Bank and Jerry W. DeCou, III, dated February 1, 1997	2/

10.14	Deferred Fee Agreement by and Between Santa Lucia Bank and Douglas C. Filipponi, dated February 1, 1997	2/

10.15	Deferred Fee Agreement by and Between Santa Lucia Bank and Jean Hawkins, dated February 1, 1997	2/

10.16	Deferred Fee Agreement by and Between Santa Lucia Bank and Paul G. Moerman, dated February 1, 1997	2/

10.17	Deferred Fee Agreement by and Between Santa Lucia Bank and Norman J. Norton, Jr., dated February 1, 1997	2/

10.18	Deferred Fee Agreement by and Between Santa Lucia Bank and William S. Osibin, dated February 1, 1997	2/

10.19	Deferred Fee Agreement by and Between Santa Lucia Bank and D. Jack Stinchfield, dated February 1, 1997	2/

10.20	Director Retirement Agreement by and between Santa Lucia Bank and Khatchik Achadjian, dated February 1, 1997	2/

10.21	Director Retirement Agreement by and between Santa Lucia Bank and Dino A. Boneso, dated February 1, 1997	2/

10.22	Director Retirement Agreement by and between Santa Lucia Bank and Jerry W. DeCou, III, dated February 1, 1997	2/

10.23	Director Retirement Agreement by and between Santa Lucia Bank and Douglas C. Filipponi, dated February 1, 1997	2/

10.24	Director Retirement Agreement by and between Santa Lucia Bank and Jean Hawkins, dated February 1, 1997	2/

10.25	Director Retirement Agreement by and between Santa Lucia Bank and Paul G. Moerman, dated February 1, 1997	2/

10.26	Director Retirement Agreement by and between Santa Lucia Bank and Willard S. Osibin, dated February 1, 1997	2/

10.27	Director Retirement Agreement by and between Santa Lucia Bank and D. Jack Stinchfield, dated February 1, 1997	2/

10.28	Agreement for Data Processing Services between Santa Lucia Bank and Fiserv Savings and Community Bank Group, dated February 21, 1997	3/

10.29	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.30	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.31	Equipment Sales Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.32	Software License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.33	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.34	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.35	Product License Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.36	Services Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.37	Remote Access Support Agreement between Santa Lucia Bank and Information Technology, Inc., dated February 14, 1997	3/

10.38	Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen, dated August 1, 1998	4/

10.39	Employment Agreement by and between Santa Lucia Bank and Stanley R. Cherry, dated August 1, 1998	4/

10.40	Employment Agreement by and between Santa Lucia Bank and Larry H. Putnam, dated August 1, 1998	4/

10.41	Employment Agreement by and between Santa Lucia Bank and John C. Hansen dated August 1, 1998	4/

10.42	Santa Lucia Bank 2000 Stock Option Plan and form of stock option agreement	5/

10.44	Amendment to Salary Continuation Agreement of Stanley R. Cherry, Dated April 15, 1998	6/

10.45	Amendment to Salary Continuation Agreement of Larry H. Putnam, dated April 15, 1998	6/

10.46	Amendment to Salary Continuation Agreement of	6/

Stanley R. Cherry, dated May 10, 2000

10.47	Amendment to Santa Lucia Bank Director Retirement Agreement with Khatchik H. Achadjian	6/

10.48	Amendment to Santa Lucia Bank Director Retirement Agreement with Dino Boneso, dated January 10, 2001	6/

10.49	Amendment to Santa Lucia Bank Director Retirement Agreement with Jerry W. DeCou, III, dated January 10, 2001	6/

10.50	Amendment to Santa Lucia Bank Director Retirement Agreement with Douglas C. Filipponi, dated January 10, 2001	6/

10.51	Amendment to Santa Lucia Bank Director Retirement Agreement with Jean Hawkins, dated January 10, 2001	6/

10.52	Amendment to Santa Lucia Bank Director Retirement Agreement with Paul G. Moerman, dated January 10, 2001	6/

10.53	Amendment to Santa Lucia Bank Director Retirement Agreement with D. Jack Stinchfield, dated January 10, 2001	6/

10.54	Amendment to Salary Continuation agreement with Stanley R. Cherry, dated January 10, 2001	6/

10.55	Amendment to Salary Continuation agreement with Larry H. Putnam, dated January 10, 2001	6/

10.56	Amendment to Salary Continuation agreement with John C. Hansen, dated January 10, 2001	6/

10.57	401(K) Profit Sharing Plan adopted effective July 1, 2001	7/

10.59	Form of Note Purchase Agreement	9/

10.60	Subordinated Note	9/

10.62	Amendment to Employment Agreement by and between Santa Lucia Bank and John Hansen dated November 11, 2004	11/

10.63	Employment Agreement by and between Santa Lucia Bank and Jim Cowan dated November 11, 2004	11/

10.65	Santa Lucia Bancorp 2006 Equity Based Compensation Plan	12/

10.66	Amended and Restated Employment Agreement by and between Santa Lucia Bank and Larry H. Putnam dated December 15, 2006	13/

10.67	Amended and Restated Employment Agreement by and between Santa Lucia Bank and John C. Hansen dated December 15, 2006	13/

10.68	Amended and Restated Employment Agreement by and between Santa Lucia Bank and James M. Cowan dated December 15, 2006	13/

10.70	Amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and Larry H. Putnam dated April 12, 2007.	14/

10.71	Amendment to the Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen dated April 12, 2007.	14/

10.72	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Larry H. Putnam dated March 19, 2008.	15/

10.73	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and John C. Hansen dated March 19, 2008.	15/

10.74	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and James Cowan dated March 19, 2008	15/

10.75	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Jerry W. DeCou dated March 19, 2008.	15/

10.76	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Douglas C. Filipponi dated March 19, 2008.	15/

10.77	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Khatchik Achadjian dated March 19, 2008.	15/

10.78	Third Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Stanley R. Cherry dated March 19, 2008.	15/

10.79	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Jean Hawkins dated March 19, 2008.	15/

10.80	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and Paul G. Moerman dated March 19, 2008.	15/

10.81	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Santa Lucia Bank and D. Jack Stinchfield dated March 19, 2008.	15/

10.82	Agreement made by and between Santa Lucia Bank and Jerry W. DeCou, III dated October 15, 2008	16/

10.83	Agreement made by and between Santa Lucia Bank and Douglas C. Filipponi dated October 15, 2008	16/

10.84	Agreement made by and between Santa Lucia Bank and Khatchik Achadjian dated October 15, 2008	16/

10.85	Agreement made by and between Santa Lucia Bank and Stanley R. Cherry dated October 15, 2008	16/

10.86	Agreement made by and between Santa Lucia Bank and Jean Hawkins dated October 15, 2008	16/

10.87	Agreement made by and between Santa Lucia Bank and Paul G. Moerman dated October 15, 2008	16/

10.88	Agreement made by and between Santa Lucia Bank and D. Jack Stinchfield dated October 15, 2008	16/

10.89	First Amendment to Amend and Restated Employment Agreement made by and between Santa Lucia Bank and Larry H. Putnam dated October 15, 2008	16/

10.90	First Amendment to Amend and Restated Employment Agreement made by and between Santa Lucia Bank and John C. Hansen dated October 15, 2008	16/

10.91	First Amendment to Amend and Restated Employment Agreement made by and between Santa Lucia Bank and James Cowan dated October 15, 2008	16/

10.92	Salary Continuation Agreement by and between Santa Lucia Bank and Larry H. Putnam dated December 17, 2008	17/

10.93	First Amended and Restated Salary Continuation Agreement by and between Santa Lucia Bank and Larry H. Putnam dated December 17, 2008	17/

10.94	Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen dated December 17, 2008	17/

10.95	First Amended and Restated Salary Continuation Agreement by and between Santa Lucia Bank and John C. Hansen dated December 17, 2008	17/

10.96	First Amended and Restated Salary Continuation Agreement by and between Santa Lucia Bank and James M. Cowan dated December 17, 2008	17/

10.97	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Jerry W. DeCou III dated December 17, 2008	17/

10.98	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Douglas C. Filipponi dated December 17, 2008	17/

10.99	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Khatchik H. Achadjian dated December 17, 2008	17/

10.100	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Jean Hawkins dated December 17, 2008	17/

10.101	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and Paul G. Moerman dated December 17, 2008	17/

10.102	First Amended and Restated Deferred Fee Agreement by and between Santa Lucia Bank and D. Jack Stinchfield dated December 17, 2008	17/

10.103	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Jerry W. DeCou III dated December 17, 2008	17/

10.104	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Douglas C. Filipponi dated December 17, 2008	17/

10.105	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Khatchik H. Achadjian dated December 17, 2008	17/

10.106	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and Jean Hawkins dated December 17, 2008	17/

10.107	First Amended and Restated Santa Lucia Bank Director Retirement Agreement	17/

by and between Santa Lucia Bank and Paul G. Moerman dated December 17, 2008

10.108	First Amended and Restated Santa Lucia Bank Director Retirement Agreement by and between Santa Lucia Bank and D. Jack Stinchfield dated December 17, 2008	17/

13.1	Annual Report to Shareholders

14.1	Code of Business Conduct and Ethics	17/

23.1	Consent of independent accountants from Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Troubled Asset Relief Program Certification of Chief Executive Officer

99.2	Troubled Asset Relief Program Certification of Chief Financial Office

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
Dated: March 26, 2010

By:	/s/ James M. Cowan
JAMES M. COWAN
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 26, 2010

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:

/s/ John C. Hansen	President and	March 26, 2010
JOHN C. HANSEN	Chief Executive Officer

/s/ Jerry W. DeCou	Chairman of the	March 26, 2010
JERRY W. DECOU III	Board of Directors

/s/ Douglas C. Filipponi	Vice Chairman	March 26, 2010
DOUGLAS C. FILIPPONI	of the Board of Directors

/s/ Khatchik H. Achadjian	Director	March 26, 2010
KHATCHIK H. ACHADJIAN

/s/ Stanley R. Cherry	Director	March 26, 2010
STANLEY R. CHERRY

/s/ Jean Hawkins	Director	March 26, 2010
JEAN HAWKINS

/s/ Paul G. Moerman	Director	March 26, 2010
PAUL G. MOERMAN

/s/ Larry H. Putnam	Director	March 26, 2010
LARRY H. PUTNAM

/s/ D. Jack Stinchfield	Director	March 26, 2010
D. JACK STINCHFIELD

EXHIBIT INDEX

Exhibit Sequential Number	Description

13.1	Annual Report to Shareholders

23.1	Consent of independent accountants from Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Troubled Asset Relief Program Certification of Chief Executive Officer

99.2	Troubled Asset Relief Program Certification of Chief Financial Office