Form 10-Q
period 2010-03-31
Santa Lucia Bancorp
filed 2010-05-12
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of April 30, 2010: 2,003,131.

Consolidated Balance Sheets

(in thousands)

	31-Mar-10	31-Dec-09
	(unaudited)
Assets
Cash and due from banks	$5,714	$6,588
Federal funds sold	8,700	2,500
Total cash and cash equivalents	14,414	9,088

Securities available for sale	39,729	40,990
Loans, net	198,891	198,099
Premises and equipment, net	8,096	8,223
Deferred income tax asset	2,160	1,429
Cash surrender value of life insurance	5,438	5,391
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,643	1,643
Other Real Estate Owned	1,122	428
Accrued interest and other assets	4,142	4,632
Total Assets	$275,635	$269,923

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$68,886	$69,850
Interest-bearing demand and NOW accounts	14,375	14,215
Money market	41,651	37,396
Savings	27,917	27,478
Time certificates of deposit of $100,000 or more	55,323	52,146
Other time certificates	37,138	37,638
Total Deposits	245,290	238,723
Short-term borrowings	—	—
Long-term debt	5,988	6,155
Accrued interest and other liabilities	2,112	2,015
Total Liabilities	253,390	246,893
Commitments and contingencies	—	—
Shareholders' equity
Preferred Stock - Series A	3,849	3,839
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 1,964,035 shares at March 31, 2010 and 1,961,334 shares at December 31, 2009	10,209	10,350
Additional Paid-in Capital	847	814
Retained earnings	7,082	7,698
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	258	329
Total shareholders' equity	22,245	23,030
Total liabilities and shareholders' equity	$275,635	$269,923

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending
	31-Mar-10	31-Mar-09
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$3,023	$3,050
Federal funds sold	1	—
Investment securities	314	413
	3,338	3,463
Interest expense
Time certificates of deposit of $100,000 or more	253	279
Other deposits	377	391
Short-term borrowings	—	38
Long-term debt	34	57
	664	765

Net interest income	2,674	2,698

Provision for credit losses	1,408	240
Net interest income after provision for loan losses	1,266	2,458
Noninterest income
Service charges and fees	120	121
Gain on sale of investment securities	—	92
Other income	93	110
	213	323
Noninterest expense
Salaries and employee benefits	1,380	1,380
Occupancy	158	167
Equipment	144	165
Professional services	137	153
Data processing	119	132
Office related expenses	104	102
Marketing	81	101
Regulatory assessments	111	45
Directors' fees and expenses	89	88
Other	97	98
	2,420	2,431
Earnings before income taxes	(941)	350

Income taxes (benefit)	(245)	119

Net Earnings (Loss)	$(696)	$231

Per Common Share Data
Net Earnings (Loss) - basic	$(0.38)	$0.10
Net Earnings (Loss) - diluted	$(0.38)	$0.10

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the three month period ended)
	31-Mar-10	31-Mar-09
Cash flows from operating activities:
Net earnings (loss)	$(696)	$231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	144	157
Provision for loan losses	1,408	240
Stock-based compensation expense	33	34
Gain on sale of investment securities	—	(92)
Other items, net	(134)	753
Net cash provided by operating activities	755	1,323

Cash flows from investing activities:
Proceeds from maturities of investment securities	5,131	2,634
Proceeds from sale of investment securities	—	2,555
Purchases of investment securities	(4,000)	(4,000)
Net change in loans	(2,895)	(9,263)
Purchases of bank premises and equipment	(16)	(527)
Net cash (used) by investing activities	(1,780)	(8,601)

Cash flows from financing activities:
Net change in deposits	6,568	8,234
Net change in borrowings	(167)	(166)
Dividends paid on Preferred Stock	(50)	(31)
Cash dividends paid Common Stock	—	(481)
Net cash provided by financing activities	6,351	7,556

Net increase in cash and cash equivalents	5,326	278

Cash and cash equivalents at beginning of year	9,088	8,220
Cash and cash equivalents at end of year	$14,414	$8,498

Supplemental disclosure of cash flow information:
Interest paid	$668	$796
Income taxes paid	$—	$—
Transfer of loans to Other Real Estate Owned.	$694	$464

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders' Equity

(in thousands except shares outstanding)

For year ending December  31, 2009 and the period ending March 31, 2010

							Accumulated
			Common Stock		Additional		Other
	Comprehensive		Shares		Paid-in	Retained	Comprehensive
	Income	Preferred Stock	Outstanding	Amount	Capital	Earnings	Income
Balance at December 31, 2008		$3,799,003	1,923,053	$9,894,507	$676,734	$10,682,922	$497,531
Dividends Preferrred Stock						(181,111)
Cash dividends - $0.25 per share						(480,763)
Stock Dividend - 2%			38,281	455,161		(455,161)
Cash in lieu for fractional shares						(2,142)
Accretion on Preferred Stock		40,199				(40,199)
Stock Option Compensation Expense					136,272
Comprehensive Income:
Net earnings (losses) for the year	$(1,825,475)					(1,825,475)
Change in unrealized gain on available-for-sale securities, net of taxes of $210,949	(300,441)						(300,441)
Less reclassification adjustment for gains included in net income, deferred of tax of ($92,761)	132,114						132,114
Refund TARP expenses				759
Total Comprehensive Income	$(1,993,802)
Balance at December 31, 2009		$3,839,202	1,961,334	$10,349,668	$813,765	$7,698,071	$329,204

Dividend Preferred Stock						(50,000)
Stock Dividend - 2%			39,096	293,220		(293,220)
Accretion on Preferred Stock		10,050				(10,050)
Exercise of Stock Options			2,701	21,681		(21,681)
Stock Option Compensation Expense					33,320
Comprehensive Income:
Net earnings for the year	$(696,481)					(696,481)
Change in unrealized gain on available-for-sale securities, net of taxes of $50,143	(71,416)						(71,416)
Total Comprehensive Income	$(767,897)
Balance at March 31, 2010		$3,849,252	$2,003,131	$10,664,569	$847,085	$6,626,639	$257,788

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 1 Bases of Presentation:

The accompanying unaudited condensed consolidated financial statements of Santa Lucia Bancorp (the “Company”) and its subsidiary Santa Lucia Bank (the “Bank”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2009 Annual Report as filed on Form 10K.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended March 31, 2010, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.  Certain reclassifications were made to prior year’s presentations to conform to the current year these reclassifications had no material impact to the Company’s previously reported financial statements.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of March 31, 2010 and December 31, 2009 is as follows:

	(in thousands)
	31-Mar-10	31-Dec-09

Real estate - construction	$38,208	$47,458
Real estate - other	119,230	111,183
Commercial	44,405	41,744
Consumer	1,653	1,783
Gross Loans	203,496	202,168

Deferred loan fees	(719)	(683)
Allowance for loan losses	(3,886)	(3,386)
Net Loans	$198,891	$198,099

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

The Bank’s Allowance for loan losses as a percentage of total loans was 1.91% as of March 31, 2010 an increase of 0.25% compared to 1.67% as of December 31, 2009. The primary reasons for the increase were the amount of net loan charge-offs, the increase in non-performing loans, the write downs of several loans to the fair value due to the downturn in the real estate market and the $1,328,000 growth in loans. Management believes that the Allowance for loan losses at March 31, 2010 is adequate after considering the above factors. Although management believes  the allowance for loan loss is adequate there is no assurance that at any given period the Company will not sustain charge-offs that are substantial in relation to the size of the allowance.

Concentration of Credit Risk.  As of March 31, 2010, real estate served as the principal source of collateral with respect to approximately 77.4% of our loan portfolio, of which, 58.0% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 46.4% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

The Bank also targets experienced local builders that are active in residential construction for owner’s use, spec construction and small-scale residential construction projects.  The Bank originates loans on a limited number of large projects and 46.7% of our construction loans are in owner occupied residential construction and commercial properties for owner use.

A continued decline in current economic conditions and the declining interest rates have had an effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of March 31, 2010 and 2009 amounts to approximately $42,921,000 and $54,433,000 respectively, of which approximately $1,510,000 and $2,758,000 are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Three Months Ending
	31-Mar-10		31-Mar-09
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net Income	(696)		$231
Less Dividends and Accreation on Preferred Stock	(60)		$(41)
Average Shares Outstanding		2,001,961		1,923,053
Used in Basic EPS	(756)	2,001,961	190	1,923,053
Dilutive Effect of Outstanding Stock Options		44,849		10,605
Used in Diluted EPS	(756)	2,046,810	$190	1,933,658

Note 5 Stock Based Compensation

The Company has two stock option plans, which are fully described in Note K in the Bank’s Annual Report on Form 10-K.  The Company recognizes the cost of employee services received in exchange for awards of stock options or other equity instruments, based on the grant-date fair value of those awards. The cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

Note 6- Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Current accounting guidance establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

•                  Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date

•                  Level 2 — Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 —Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that       market participants would use in pricing an asset or liability.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1).

Collateral-Dependent Impaired Loans:  The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs, through charge-offs or specific reserve allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent impaired loans are obtained from real estate brokers or other third-party consultants (Level 3).

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount of fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at March 31, 2010 and December 31, 2009.

	Fair Value Measurements as of March 31, 2010 using
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$39,290,355	$—	$—	$39,290,355

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired Loans, Net of Specific Reserves	$—	$—	$13,122,884	$13,122,884
Other Real Estate Owned	$—	$—	$1,122,232	$1,122,232

	Fair Value Measurements as of December 31, 2009 using
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$40,989,899	$—	$—	$40,989,899

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired Loans, Net of Specific Reserves	$—	$—	$6,407,114	$6,407,114
Other Real Estate Owned	$—	$—	$428,000	$428,000

Collateral-dependent impaired loans has a net carry value of $13,122,884 which is made up of the loan balance, net of specific reserves of $0.00 at March 31, 2010 compared to $6,407,114 at December 31, 2009.

Other real estate owned had a net carrying amount of $1,122,232, which is made up of the outstanding balance of $1,122,232, net of valuation allowance of $0.00 at March 31, 2010 compared to $428,000 at December 31, 2009.

Note 7- Investment Securities

The amortized cost, carrying value and estimated fair values of investment securities available for sale as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
Securities Available for Sale:
U.S. government and agency securities	$21,818,742	$137,415	$(11,700)	$21,944,457
States and political subdivisions	3,206,751	98,511	(3,765)	$3,301,497
Mortgage-backed securities	10,721,901	291,914	(44,226)	$10,969,589
GNMA Securities	3,542,961	—	(29,361)	$3,513,600
	$39,290,355	$527,840	$(89,052)	$39,729,143

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
Securities Available for Sale:
U.S. government and agency securities	$21,824,979	$217,016	$(8,531)	$22,033,464
States and political subdivisions	3,714,014	95,484	(5,416)	3,804,082
Mortgage-backed securities	11,240,354	294,505	(31,845)	11,503,014
GNMA Securities	3,650,205	—	(866)	3,649,339
	$40,429,552	$607,005	$(46,658)	$40,989,899

The carrying value of investment securities pledged to secure public funds, borrowings and for other purposes as required or permitted by law amounts to approximately $12,427,000 at March 31, 2010 and $12,368,000 at December 31, 2009.  During 2009 the Company had proceeds from the sale of $5,176,324 in Mortgage Backed Securities and gross gains of $224,875.  The Company has not sold any securities in 2010.

The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturity, are shown below.  Mortgage-backed securities are classified in accordance with their estimated lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$7,311,897	$7,449,575
Due after one year through five years	19,816,198	20,037,086
Due after five years through ten years	9,282,252	9,380,545
Due after ten years	2,880,008	2,861,937
	$39,290,355	$39,729,143

The gross unrealized loss and related estimated fair value of investment securities that have been in a continuous loss position for less than twelve months and over twelve months at March 31, 2010, and December 31, 2009 are as follows:

	Less than twelve months		Over twelve months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	loss	fair value	loss	fair value	loss	fair value
March 31, 2010:
U.S. government and agency securities	$—	$—	$(11,700)	$2,191,954	$(11,700)	$2,191,954
States and political subdivisions	—	—	(3,765)	294,989	(3,765)	294,989
Mortgage-backed securities	—	—	(44,226)	4,984,610	(44,226)	4,984,610
GNMA Securities	—	—	(29,361)	2,146,600	(29,361)	2,146,600
	$—	$—	$(89,052)	$9,618,153	$(89,052)	$9,618,153

	Less than twelve months		Over twelve months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	loss	fair value	loss	fair value	loss	fair value
December 31, 2009:
U.S. government and agency securities	$(8,531)	$3,995,450	$—	$—	$(8,531)	$3,995,450
States and political subdivisions	—	—	(5,416)	290,678	(5,416)	290,678
Mortgage-backed securities	(31,845)	3,038,225	—	—	(31,845)	3,038,225
GNMA Securities	—	—	(866)	198,720	(866)	198,720
	$(40,376)	$7,033,675	$(6,282)	$489,398	$(46,658)	$7,523,073

As of March 31, 2010, the Company had 8 investment securities where the total estimated fair market value had decreased 0.69% from amortized cost.  Unrealized losses on the eight securities have not been recognized into income because the issuer bonds are of high credit quality (rated AAA), management does not intend to sell and it is not likely that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the bonds approach maturity.

Note 8 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short term investments, due from customers on acceptances and bank acceptances outstanding are considered to approximate fair value.  Short term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with banks.  The fair values of investment securities, including available for sale, are discussed in Note 6.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long term debt is based on rates currently available for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair values of these financial instruments are not deemed to be material.

The estimated fair value of financial instruments at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010		December 31, 2009
	Carrying value	Market value	Carrying value	Market value
Financial Assets:
Cash and cash equivalents	$5,714,000	$5,714,000	$6,588,396	$6,588,396
Fed Funds sold	8,700,000	8,700,000	2,500,000	2,500,000
Investment securities	39,729,000	39,729,000	40,989,899	40,989,899
Loans receivable, net	198,891,000	199,961,000	198,098,998	195,723,998
Cash surrender value of life insurance	5,438,000	5,438,000	5,390,410	5,390,410
Federal Reserve Bank and FHLB stock	1,643,000	1,643,000	1,643,400	1,643,400
Accrued interest receivable and other assets	4,142,000	4,142,000	6,060,528	6,060,528

Financial Liabilities:
Time deposits	$92,461,000	$92,682,000	$89,782,887	$90,088,000
Other deposits	152,829,000	146,187,000	148,939,637	145,844,637
Other borrowings	—	—	—	—
Long-term debt	5,988,000	5,988,000	6,154,932	6,154,932
Accrued interest and other liabilities	2,112,000	2,112,000	2,015,491	2,015,491

Note 9— Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company.  This ASU became effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 which added disclosure requirements about significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  See Note 6 and 7 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of income and condition.

Note 10 — Stock Dividend

On March 31, 2010, the Company declared a two percent (2%) stock dividend on the Company’s common stock to the shareholders on record as of that date and payable on April 23, 2010.  All per share data in the financial statements and footnotes have been adjusted to give retroactive effect of this dividend.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Santa Lucia Bancorp (the “Company”) (OTC Bulletin Board SLBA.OB) is a California corporation organized in 2006 to act as the holding company for Santa Lucia Bank (the “Bank”), a four office bank serving San Luis Obispo and northern Santa Barbara Counties.

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2010.  This analysis should be read in conjunction with the Company’s 2009 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in the areas in which the Company operated,  the ongoing financial crises and recession in the United States, California and foreign financial markets and the response of federal and state regulators and governments thereto,  the increase in nonperforming loans and the decrease in real estate values collateralizing many of the Company’s loans, demographic changes, competition, fluctuations in interest rates, changes in business strategy or developmental plans, changes in federal and state banking laws or regulations , worsening credit quality, availability of capital to fund company’s business and other factors discussed in Item 1A. Risk Factors of the company’s 2009 Annual Report as filed on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

EXECUTIVE OVERVIEW

General

The highlights for the quarter ended March 31, 2010  were as follows (please note that given the results of the fourth quarter of 2009, the Company has added comparative information for that period as well as for the first quarter of 2009  for a more complete comparison of the Company performance):

•                  For the first quarter of 2010, the Company reported a net loss applicable to common shareholders of $696,000 or $0.38 per fully diluted share.  This compares to a net loss applicable to common shareholders of $1,944,000 or $1.02 per fully diluted share for the linked quarter ended December 31, 2009.  For the first quarter of 2009, the Company showed a net profit applicable to common shareholders of $231,000 or $0.10 per fully diluted share.

•                  Net (loss) for the three month period ending March 31, 2010 was primarily the result of the $1,408,000 provision to the allowance for loan losses coupled with the 30 basis point decrease in the net interest margin.

•                  The allowance for loan losses increased to $3,886,000 or 1.91% of total loans as of March 31, 2010 compared to $3,386,000 or 1.67% at December 31, 2009 and $2,132,000 or 1.08% at the end of the first quarter of 2009. Non-performing loans increased to $8,959,000 as of March 31, 2010 compared to $6,835,000 at December 31, 2009 and $1,058,000 for the first quarter ended 2009. Non-performing loans totaled 4.40% of total gross loans as of March 31, 2010, compared to 0.53% as of the same period in 2009 and 3.17% as of December 31, 2009. Net charge offs were $908,000 for the first quarter of 2010, $3,776,000 in the fourth quarter of 2009 and $418,000 in the first quarter of 2009, respectively.

•                  Net interest margin fell to 4.35% for the period, compared to 4.65% for the same period in 2009 and 4.49% for the quarter ended December 31, 2009, primarily due to drops in average loan and investments yields during the quarter of 32 basis points and 128 basis points, respectively, when compared with the year earlier quarter.

•                  Total shareholders equity decreased to $22,245,000 as of March 31, 2010 compared to $23,030,000 at December 31, 2009 and $25,294,000 for the same period in 2009.  The Company’s capital ratios at March 31, 2010 were all well above regulatory requirements for “well capitalized” institutions.  The capital ratios for March 31, 2010 were as follows: Tier 1 Capital to Average Assets 10.03%; Tier 1 Capital to Risk-Weighted Assets 12.20%; and Total Capital to Risk-Weighted Assets 13.51%.

•                  The Company declared a 2% stock dividend to all shareholders of record as of March 31, 2010 reflecting the Board’s 2009 decision to issue a stock dividend rather than a cash dividend during these difficult economic times.  This compares to a $0.25 per share cash dividend that was paid in the same period for 2009.

•                  Total loans net of unearned income increased $5,454,000 to $202,777,000 as of March 31, 2010 compared to $201,485,000 at December 31, 2009 and $197,323,000 as of March 31, 2009.

•                  Total deposits increased $6,567,000 or 2.8% from $238,723,000 at December 31, 2009 to $245,290,000 at March 31, 2010 compared to $220,551,000 at March 31, 2009.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios) Unaudited
	Three Months Ended March 31,		%
	2010	2009	Change
Summary of Operations:
Interest Income	$3,338	$3,463	-3.61%
Interest Expense	664	765	-13.20%
Net Interest Income	2,674	2,698	-0.89%
Provision for Loan Loss	1,408	240	486.67%

Net Interest Income After Provision for Loan Losses	1,266	2,458	-48.49%
Noninterest Income	213	323	-34.06%
Noninterest Expense	2,420	2,431	-0.45%

Income Before Income Taxes	(941)	350	-368.86%
Income Taxes	(245)	119	-305.88%

Net Income	$(696)	$231	-401.30%

Cash Dividends Paid	$—	$481	-100.00%
Cash Dividends Paid Preferred Stock	$50	$31	61.29%

Per Common Share Data:
Net Income - Basic	$(0.38)	$0.10	-480.00%
Net Income - Diluted	$(0.38)	$0.10	-480.00%
Dividends	$—	$0.250	-100.00%
Book Value	$9.29	$11.07	-16.08%

Common Outstanding Shares:	1,964,035	1,923,053	2.13%

Statement of Financial Condition Summary:
Total Assets	$275,635	$260,039	6.00%
Total Deposits	245,290	220,551	11.22%
Total Net Loans	198,891	195,191	1.90%
Allowance for Loan Losses	3,886	2,132	82.27%
Total Shareholders’ Equity	22,245	25,294	-12.05%

Selected Ratios:
Return on Average Assets	-1.03%	0.36%	-383.62%
Return on Average Equity	-12.09%	3.61%	-434.88%
Net interest margin	4.35%	4.65%	-6.45%
Average Loans as a Percentage of Average Deposits	84.58%	91.17%	-7.22%
Allowance for Loan Losses to Total Loans	1.91%	1.08%	13.68%
Tier I Capital to Average Assets - “Bank Only”	9.55%	11.11%	-14.04%
Tier I Capital to Risk-Weighted Assets - “Bank Only”	11.52%	13.07%	-11.86%
Total Capital to Risk-Weighted Assets - “Bank Only”	12.84%	14.45%	-11.14%
Tier I Capital to Average Assets - “Bancorp”	10.03%	11.76%	-14.71%
Tier I Capital to Risk-Weighted Assets - “Bancorp”	12.20%	13.85%	-11.91%
Total Capital to Risk-Weighted Assets - “Bancorp”	13.51%	15.23%	-11.29%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROAE.  Our net income decreased 401.30% to ($696) thousand for the quarter ended March 31, 2010 from $231 thousand for the same period in 2009.  The Company is asset sensitive, which means when interest rates decrease, the Company’s variable rate loans reprice more rapidly than its fixed rate deposits.  In a declining interest rate environment, this has a negative effect on net interest margin.  The primary reason for the decrease in EPS was the additional allocation to the loan loss provision of $1.4 million.  Net interest income was $2.7 million at March 31, 2010 and March 31, 2009.  Basic and diluted earnings per share for the quarter ended March 31, 2010 were ($0.38), and ($0.38), respectively, which compares to $0.10 and $0.10 for the quarter ended March 31, 2009.  ROAE for the quarter ending March 31, 2010, decreased to -12.09% compared to 3.61% for the same period in 2009.

Comparing Information from the linked fourth quarter of 2009 to the first quarter of 2010 was as follows:  net loss applicable to common shareholders for the first quarter of 2010 was $696,000 or $0.38 per fully diluted share compared to a net loss for the fourth quarter of 2009 of $1,944,000 or $1.02 per fully diluted share.  The provision for loan losses in the first quarter of 2010 was $1,408,000 compared to $3,900,000 made during the fourth quarter of 2009.  Net interest income for the first quarter of 2010 was $ 2,674,000 compared to $2,640,000 for the fourth quarter of 2009. ROAE was (7.18%) for the fourth quarter of 2009.

Return on Average Assets.  Our return on average assets, or ROAA, is a measure we use to compare our performance with other bank’s and bank holding companies.  ROAA for the quarter ended March 31, 2010 was -1.03% compared to 0.36% for the same period in 2009 primarily due to the reductions in net interest income and in net interest margin and the additional allocation to the loan loss provision of $1.4 million.  ROAA was -0.69%for the quarter ended December 31, 2009.

Asset Quality.  For all bank’s and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of nonperforming loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans.  These measures are key elements in estimating the future earnings of a company. There were thirteen nonperforming loans totaling $9.0 million as of March 31, 2010 compared to eight loans totaling $6.4 million at December 31, 2009 and $1.0 million at March 31, 2009.  Nonperforming loans as a percentage of total loans increased to 4.40% as of March 31, 2010, compared to 3.17% at December 31, 2009 and 0.53% as of March 31, 2009, due primarily to the decline in the current market values coupled with the decline in customer cash flows. Charged off loans for the three months ended March 31, 2010 was $960 thousand or 0.47% compared to $4.4 million or 2.17% at December 31, 2009 and $418 thousand or 0.21% at March 31, 2009.  The Company had two Other Real Estate Owned properties at March 31, 2010 totaling $1.1 million or 0.55%, $428 thousand or 0.31% at December 31, 2009 and $418 thousand or 0.23% at March 31, 2009. Allowance for loan losses increased to $3.9 million as of March 31, 2010 compared to $2.1 million at March 31, 2009 and $3.4 million as of December 31, 2009. The allowance as a percentage of total loans was 1.91% at March 31, 2010, 1.67% at December 31, 2009 and 1.08% at March 31, 2009, respectively.

Asset Growth.  Total assets of $275.8 million increased $5.9 million or 2.18% for the period ending March 31, 2010 compared to December 31, 2009. Total assets for the period ending March 31, 2010 of $275.8 million increased $15.8 million or 6.06% compared to $260.0 million as of March 31, 2009. Net loans increased $3.7 million or 1.90% from $195.1 million as of March 31, 2009 to $198.9 million for the same period in 2010 and $198.0 million at December 31, 2009.  Total deposits increased to $245.3 million as of March 31, 2010 compared to $238.7 million as of December 31, 2009 and $220.6 million as of March 31, 2009. This increase of $24.7 million or 11.22% is primarily due to the increase in money market and time deposits over $100 thousand when comparing March 31, 2010 to March 31, 2009.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio increased to 83.8% for the first three months of 2010 compared to 80.50% for the same period in 2009 and 81.8% at December 31, 2009.This is due to a decrease in the bank’s net interest margin.  Net interest income before provision decreased 0.89% to $2.7 million for the three months ended March 31, 2010, while operating expenses decreased 0.45% or $11 thousand to $2.42 million for the quarter ended March 31, 2010 from $2.43 million for the year earlier quarter and $2.6 million for the quarter ended December 31, 2009.

Economic Conditions

The Company believes that the local economies, in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to decline as the loss of jobs increase, businesses cash flows continue to decline as well as the real estate market. Residential real estate prices have continued to decline and the vacancy rates in commercial properties have increased in our markets. Recent indications show the (not seasonally adjusted) unemployment rate within California as of March 31, 2010 of 13.0% compared to December 31, 2009 of 12.1% this is up 7.44%. Competition for deposits continues to be very strong both from traditional sources as well as alternative investments such as mutual funds, money market accounts and the stock market. The Bank’s growth in the loan portfolio net of payoffs and charge offs reflects increased demand for commercial and real estate loans and a decrease in construction loans.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months ended March 31, 2010 compared with the three months ended March 31, 2009.

RESULTS OF OPERATIONS

Net Income

Our net loss of ($696) thousand for the three months ended March 31, 2010, reflects a $927 thousand or 401.30% decrease over the like period in 2009 compared to a net loss of ($1.9) million at December 31, 2009. Net interest income decreased primarily due to a decrease in net interest margin from 4.65% for the first quarter 2009, 4.49% for December 31, 2009 to 4.35% for the same period in 2010. The decrease is largely attributable to the decrease of 54 basis points in the yield on earning assets for the three months ended March 31, 2010 and the additional allocation to the provision for loan loss of $1.4 million.

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

Total net loans increased $792 thousand or 0.40% for the three months ended March 31, 2010 when comparing December 31, 2009 of $198.1 million and $198.9 million as of March 31, 2010. The Company continues to experience positive loan growth.

The following table presents for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities.

AVERAGE BALANCE SHEET INFORMATION

	For the three months ending March 31,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Loans	$202,387	$3,023	5.97%	$193,981	$3,050	6.29%
Investment securities	39,437	314	3.18%	37,046	413	4.46%
Federal funds sold	4,223	1	0.09%	966	—	0.00%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	246,047	3,338	5.43%	231,993	3,463	5.97%
Other assets	28,035			25,014
Less allowance for loan losses	(3,481)			(2,281)
Total average assets	$270,601			$254,726

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand — NOW	$14,097	$11	0.31%	$13,137	$10	0.30%
Money Market	40,340	163	1.62%	28,149	132	1.88%
Savings	27,277	17	0.25%	26,304	16	0.24%
Time certificates of deposit	91,768	439	1.91%	73,476	512	2.79%
Total average interest-bearing deposits	173,482	630	1.45%	141,066	670	1.90%

Short-term borrowings	67	—	0.00%	7,291	38	2.08%
Long-term borrowings	6,140	34	2.21%	6,807	57	3.35%
Total interest-bearing liabilities	179,689	664	1.48%	155,164	765	1.97%

Demand deposits	65,797			71,706
Other liabilities	2,094			2,269
Shareholders’ equity	23,021			25,587
Total average liabilities and shareholders’ equity	$270,601			$254,726
Net interest income		$2,674			$2,698
Net interest margin			4.35%			4.65%

Net interest income decreased 0.89% for the quarter ended March 31, 2010 as compared to the same period in 2009, as decreasing yields on earning assets, and the slower effect of repricing higher cost of funds combined to decrease our net interest margin.  The yield on interest-earning assets decreased to 5.43% for the current quarter, as compared to 5.74% in the immediately preceding quarter and 5.97% a year ago.  The cost of total interest-bearing liabilities decreased to 1.48% for the current quarter, as compared to 1.82% in the immediately preceding quarter and 1.97% a year ago. Net interest margin for the three months ended March 31, 2010 was 4.35% compared to 4.65% for the three months ended March 31, 2009.  This represents a decrease of 30 basis points or 6.45%. The table below indicates an increase in the fed fund portfolio from 0.42% of average earning assets as of March 31, 2009 to 1.72% as of March 31, 2010.  The table also indicates a decrease in the loan portfolio from 83.62% of average earning assets at March 31, 2009 to 82.26% at March 31, 2009 and 82.55% at December 31, 2009 and an increase in the investment portfolio from 15.96% to 16.02% when comparing March 31, 2009 to March 31, 2010.  This percentage at December 31, 2009 was 15.34%.

The table below indicates an increase in the fed fund portfolio from 0.42% of average earning assets as of March 31, 2009 to 1.72% as of March 31, 2010.  The table also indicates a decrease in the loan portfolio from 83.62% of average earning assets to 82.26% and an increase in investment portfolio from 15.96% to 16.02% when comparing March 31, 2009 to March 31, 2010:

	(dollars in thousands)
		Percent of		Percent of
	March	Earning	March	Earning
	2010	Assets	2009	Assets
Federal Funds Sold	4,223	1.72%	966	0.42%
Loans	$202,387	82.26%	$193,981	83.62%
Investments	39,437	16.02%	37,046	15.96%
Total Average Earning Assets	$246,047	100.00%	$231,993	100.00%

For the three months ended March 31, 2010, the average prime rate was 3.25%, the average Fed Fund rate was .09%, and the yield on the investment portfolio averaged 3.18%.  During the three months ended March 31, 2009 the average prime rate was 3.25%, the average Fed Fund rate was 0.10%, and the Bank’s investment portfolio posted an average yield of 4.46%.

Deposit interest expense for the three months ended March 31, 2010 totaled $630 thousand, which reflects a decrease of $43 thousand compared to the three months ended December 31, 2009 and $40 thousand or 5.97% over the like period in 2009.  The decrease in deposit interest expense was due to the declining interest rates despite the fact that there was an increase in interest bearing deposits.  The schedule shown below indicates that average interest bearing savings and time deposits increased $19.2 million or 19.31% from March of 2009 to March of 2010.  During the same period, average non interest bearing deposits decreased $5.9 million or 8.24%.

	(dollars in thousands)
	March	March	Dollar	Percent
	2010	2009	Variance	Variance
Average noninterest bearing deposits	65,797	71,706	$(5,909)	-8.24%
Average interest bearing demand deposits	54,437	41,286	13,151	31.85%
Average interest bearing savings and time	119,045	99,780	19,265	19.31%
Total Deposits	$239,279	$212,772	$26,507	12.46%

The average deposit cost of funds for the three months ended March 31, 2010 decreased 45 basis points from 1.90% in March of 2009 to 1.45% in March of 2010.  The Company anticipates a continued decrease in its deposit cost of funds during the balance of this year as higher cost fixed rate deposits mature.

Noninterest Income

Noninterest income for the three months ended March 31, 2010 was $213 thousand compared to $323 thousand for the same period in 2009.  That represents a decrease of $110 thousand or 34.06%, which is primarily due to the gain on sale of securities realized in 2009 of $92 thousand.

Service charges on deposit accounts for the three months ended March 31, 2010 totaled $120 thousand, which represents a decrease of $1 thousand or 0.83% compared to $121 thousand in the same period of 2009.

There were no gains on sale of investment securities during the first quarter 2010 and $92 thousand for the three months ended March 31, 2009.

Other noninterest income for the three months ended March 31, 2010 was $93 thousand compared to $110 thousand for a decrease of $17,000 or 15.45% compared to the same period of 2009, primarily due the reduction in mortgage referral fees collected.

Operating Expenses

Salary and employee benefits for the three months ended March 31, 2010 and March 31, 2009 totaled $1.38 million.

Occupancy expense for the three months ended March 31, 2010 totaled $158 thousand, which reflects a decrease of $9 thousand or 5.39% compared to $167 thousand over the same period in 2009. This was primarily due to the reduction maintenance on buildings.

Equipment expense for the three months ended March 31, 2010 totaled $144 thousand, which reflects a decrease of $21 thousand or 12.73% compared to $165 thousand over the same period in 2009. This was primarily due to fully depreciated equipment.

Professional services for the three months ended March 31, 2010 totaled $137 thousand, which reflects a decrease of $16 thousand or 10.46% compared to $153 thousand over the same period in 2009. This is primarily due to the reduction of legal fees.

Data processing expense for the three months ended March 31, 2010 totaled $119 thousand which reflects a decrease of $13 thousand or 9.85% compared to $132 thousand from the same period in 2009. This is primarily due to the extension of our data processing service contract rate.

Office related expense for the three months ended March 31, 2010 totaled $104 thousand, which reflects an increase of $2 thousand or 1.96% compared to $102 thousand over the same period in 2009.  This was primarily due to an increase in stationery and supplies.

Marketing related expense for the three months ended March 31, 2010 totaled $81 thousand which reflects a decrease of $20 thousand 19.80% compared to $101 thousand over the same period in 2009.  The decrease is primarily due to the reduction in advertising expense.

Regulatory assessment fees for the period ending March 31, 2010 were $111 thousand, which reflects an increase of $66 thousand or 146.67% compared to $45 thousand over the same period in 2009. This was primarily due to the increase in the Federal Deposit Insurance special assessment fees assessed on all banks, the increase in regular assessment fees and the company’s participation in the TLGP Transaction Account Guarantee Program,.

Director expense for the three months ended March 31, 2010 totaled $89 thousand, which reflects an increase of $1 thousand or 1.14% over the like period in 2009.

Other expense for the three months ended March 31, 2010 totaled $97 thousand which reflects a decrease of $1 thousand or 1.02% over the same period in 2009

Loan Related Data

While the Bank has continued to have increased loan demand for new loans, certain existing loans have been adversely affected by the decline in the local economy and its impact on our borrowers, especially real estate secured loans which constituted 77.4% of total loans at March 31, 2010.  Of this number, 58% were commercial real estate loans.  This compares to 78.5% and 79.2% secured by real estate as of December 31, 2009 and March 31, 2009, respectively. Commercial real estate loans comprised 45.0% and 56.2% of real estate secured loans as of those periods, respectively.

In general, collateral values have declined as real estate values have fallen in our markets throughout the periods covered by this Report and several borrowers, including some with long borrowing histories and relationships with the Bank have experienced difficulty in meeting contractual payments obligations.  This has resulted in write downs of some of the collateral securing some of the Bank’s loans as well as the restructuring of some loans.  Others have become non-performing and the Bank is pursuing various legal remedies including foreclosure

The Bank had thirteen non-performing loans totaling $8,959,000 as of March 31, 2010 (4.5% of total net loans)compared to eight non performing loans totaling $6,407,000 at December 31, 2009 (3.2% of total net loans)and three non-performing loans totaling $1,058,000 as of March 31, 2009 (0.5% of total net loans).  The increase in non-performing loans as of March 31, 2010 was a result of the current economic downturn and a continued reduction in real estate collateral values.  For loans that were considered to be impaired, the Bank determined the fair value of the real estate collateral and charged off the portions of such loans considered uncollectible based on these analyses.

The Bank experience net charge-offs of $908,000 in the first quarter of 2010, $3,776,000 in the fourth quarter of 2009 and $418,000 for the first quarter of 2009.

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	March	December	March
	2010	2009	2009
Charge offs	$960	$4,386	$418
Recoveries	52	2	—
OREO	1,122	428	464
Nonaccrual Loans	8,959	6,407	1,058
Accruing loans over 90 days past due	—	—	—
Allowance for Loan Loss	3,886	3,386	2,132
Period-end Gross Loans	203,496	202,168	197,996

	March	December	March
	2010	2009	2009
Ratio comparison to Period-end Gross Loans to
Charge offs	0.47%	2.17%	0.21%
Recoveries	0.03%	0.00%	0.00%
OREO	0.55%	0.21%	0.23%
Nonaccrual Loans	4.40%	3.17%	0.53%
Accruing loans over 90 days past due	0.00%	0.00%	0.00%
Allowance for Loan Loss	1.91%	1.67%	1.08%

The Bank’s credit portfolio continues to be reviewed by our outside loan review firm on a monthly basis as well as the regular and enhanced review and ongoing evaluation of the loan portfolio by the Bank’s lending staff. It is management’s belief that although the additional controls are in place, there is no assurance with the current economic conditions, loss of jobs and declining market values on real estate that other existing long term lending relationships may decline causing the Company to charge off and write down loans to fair value and place additional loans on non accrual status.

Allowance for Loan Losses

The Bank made a $1.4 million addition to its allowance for loan losses during the three month period ending March 31, 2010 compared to $240 thousand in the first quarter 2009. The provision for the quarter ended December 31, 2009 was $3.9 million.  The allowance on that date was 1.91% of total loans, compared to 1.67% at December 31, 2009 and 1.08% at March 31, 2009.

The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at March 31, 2010 is adequate.

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio.  The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.  The provision for loan losses is determined based on management’s assessment of several qualitative factors: changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups; the level of classified and nonperforming loans and the results of regulatory examinations.  Consideration is also given to the possible effects of changes in lending policies and procedures; the experience and depth of lending management and staff; concentrations, and changes in underlying collateral values.  For loans not considered to be impaired, management uses historical loss experience coupled with the previously mentioned qualitative factors to determined estimated reserves.

Impaired loans are analyzed on a loan by loan basis due to the unique characteristics of each loan.  Loan are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the contractual interest rate set in the loan agreement.  Collateral-dependent loans are measured for impairment based on the fair value of the collateral.  A loan is considered collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  The fair value of the underlying collateral is generally determined by utilizing an appraisal of the collateral discounted for estimated costs to sell.

Nonaccrual Loans

The Bank had thirteen non-accrual loans totaling $9.0 million as of March 31, 2010, compared to three nonaccrual loans totaling $1.0 million at March 31, 2009.  Eight of these are commercial loans to 6 borrowers totaling $2.7 million, with two of the loans supported by government guarantees from either Cal Coastal or SBA reducing the Bank’s exposure to $1.7 million.  These loans were written down an aggregate of $280 thousand prior to quarter end.  These loans are secured predominately with business assets and/or real estate.  The Bank is working with the borrowers where possible and has obtained legal counsel where necessary to maximize repayment.

Nonperforming real estate secured loans consists of five loans totaling $6.3 million, which were written down a total of $617 thousand prior to quarter end.  There is one loan for an individual’s personal residence within this category.  The Bank is working with legal counsel and is proceeding through the foreclosure process.  A commercial income property was placed on nonaccrual as of March 31, 2010.  The Bank is considering accepting a deed in lieu of foreclosure on the property and is currently exploring legal options.  An offsite development loan for a mixed use property was placed on nonaccrual as of December 31, 2009.  The Bank continues to work with the borrowers to move this project forward.  The Bank placed another offsite development loan on non accrual as of March 31, 2010.  The borrowers continue to service the interest requirements and have listed the property for sale.  The final property in this category for an offsite development project is one the Bank has a participation interest in with the property being located outside the Bank’s service area.

A portion of the Bank’s collateral totaling $694 thousand was transferred to OREO during the quarter.  The originating Bank is working to obtain a release from the bankruptcy court so that foreclosure can be completed on the remaining collateral properties as well as pursuing legal action for collection from both the borrower and guarantors.

OREO

At March 31, 2010 the company had two Other Real Estate Owned properties totaling $1.1 million compared to one property at December 31, 2009 totaling $428 thousand and $464 thousand as of March 31, 2009. The first property is a single family residence totaling $428 thousand is actively being marketed for sale at this time with no loss anticipated.  The second property is currently in escrow and the Company expects escrow to close in May 2010 with minimal loss exposure.

Other Borrowings

On March 31, 2010 the Company had no borrowings with Federal Home Loan Bank or its correspondent banks.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,155,000 in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3,000,000 to the Bank.  The Company paid $22 thousand in interest expense during the three month period ending March 31, 2010.

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

The $2.0 million in notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.5%.  The initial rate for the notes was 5.5%.  The current balance and rate as of March 31, 2010, is $833 thousand at 4.75%.  Quarterly principal payments of $166,678 began in the third quarter of 2008 and will continue over the next two years. The notes mature in June 2011.

Capital

Total shareholders’ equity at March 31, 2010 totaled $22.4 million compared to $23.0 million at December 31, 2009, for a decrease of $620 thousand or 2.69%. The decrease is due primarily to the payment of preferred stock dividend of $50 thousand and the net loss in earnings of $531 thousand.

As part of the United States Treasury’s Capital Purchase Program, the Company entered into a Purchase Agreement on December 19, 2008 with the United States Department of Treasury, where the Company agreed to issue and sell 4,000 shares of the Company’s Preferred Stock and a warrant to purchase 38,869 shares of the Company’s Common Stock for an aggregate purchase price of $4,000,000 in cash.  The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  It is the Company’s intention to repay the capital within the five year time frame.  The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price equal to $15.436 (adjusted for the 2.0% stock dividend declared on March 17, 2010) per share of the Common Stock.

The Company maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The ratios were as follows:

	Regulatory Minimum Ratio	“Well Capitalized” Minimum Ratio	March 2010	December 2009
Tier I Capital to Average Assets - “Bank Only”	4.00%	5.00%	9.55%	11.11%
Tier I Capital to Risk-Weighted Assets - “Bank Only”	4.00%	6.00%	11.52%	13.07%
Total Capital to Risk-Weighted Assets - “Bank Only”	8.00%	10.00%	12.84%	14.45%
Tier I Capital to Average Assets - “Bancorp”	4.00%	5.00%	10.03%	11.76%
Tier I Capital to Risk-Weighted Assets - “Bancorp”	4.00%	6.00%	12.20%	13.85%
Total Capital to Risk-Weighted Assets - “Bancorp”	83.00%	10.00%	13.51%	15.23%

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two federal fund lines totaling $6.0 million and two credit lines with FHLB totaling $43.6 million.  The Bank’s current Liquidity policy is to maintain a liquidity ratio of not less than 20.0% based on regulatory formula. As of March 31, 2010 the Bank had a liquidity ratio of 22.5% compared to 19.0% at March 31, 2009 and 20.9% at December 31, 2009.

Interest Rate Sensitivity

The Bank closely follows the maturities and repricing opportunities of both assets and liabilities to reduce gaps in interest spreads.  An analysis is performed quarterly to determine the various interest sensitivity gaps, the economic value of equity and earnings at risk.  The reports indicate that the Bank is asset sensitive, meaning that when interest rates change, assets (loans) will reprice faster than short-term liabilities (deposits).  With a decrease in the prime lending rate loans reprice faster than the deposits.

The asset liability management reports as of March 31, 2010 indicate that the Bank has an actual dollar risk exposure of $136,000 if interest rates fall 100 basis points.  This represents a 1.2% risk to interest income.  The Equity to Asset ratio is 12.12% at zero basis points and 12.10% at an assumed 100 basis points decline in interest rates.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$(34)	$109	$0	$35	$199
Percent of Risk	(0.3)%	1.0%	0.0%	0.3%	1.8%

Assumptions are inherently uncertain and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.

Critical Accounting Policies

This discussion should be read in conjunction with the unaudited consolidated financial statements of the Company, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements, including the note’s thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Bank’s Form 10-K for the year ended December 31, 2009.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  (Removed and Reserved)

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

SANTA LUCIA BANCORP

Date:	May 11, 2010
/s/ John C. Hansen
John C. Hansen
President and Chief Executive Officer

Date:	May 11, 2010
/s/ James M. Cowan
James M. Cowan

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Sequential Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002