Form 10-Q
period 2010-06-30
Santa Lucia Bancorp
filed 2010-08-23
CIK 1355607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of August 11, 2010: 2,003,131.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

	30-Jun-10	31-Dec-09
	(unaudited)
Assets
Cash and due from banks	$6,772	$6,588
Federal funds sold	2,700	2,500
Total cash and cash equivalents	9,472	9,088

Due from financial institutions time deposits	348	—
Securities available for sale	38,800	40,990
Loans, net	194,828	198,099
Premises and equipment, net	7,978	8,223
Deferred income tax asset	—	1,429
Cash surrender value of life insurance	5,485	5,391
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,630	1,643
Other Real Estate Owned	1,507	428
Accrued interest and other assets	5,116	4,632
Total Assets	$265,164	$269,923

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$65,744	$69,850
Interest-bearing demand and NOW accounts	13,490	14,215
Money market	46,760	37,396
Savings	28,371	27,478
Time certificates of deposit of $100,000 or more	52,476	52,146
Other time certificates	36,376	37,638
Total Deposits	243,217	238,723
Short-term borrowings	—	—
Long-term debt	5,821	6,155
Accrued interest and other liabilities	2,114	2,015
Total Liabilities	251,152	246,893
Commitments and contingencies	—	—
Shareholders' equity
Preferred Stock - Series A	3,859	3,839
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 2,003,131 shares at June 30, 2010 and 1,961,334 shares at December 31, 2009	10,665	10,350
Additional Paid-in Capital	883	814
Retained earnings (Accumulated deficit)	(1,681)	7,698
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	286	329
Total shareholders' equity	14,012	23,030
Total liabilities and shareholders' equity	$265,164	$269,923

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending		For the six month period ending
	30-Jun-10	30-Jun-09	30-Jun-10	30-Jun-09
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$2,901	$3,202	$5,924	$6,252
Federal funds sold	2	1	3	1
Investment securities	306	369	620	782
	3,209	3,572	6,547	7,035
Interest expense
Interest-bearing demand deposits	10	15	21	25
Money Market	170	144	333	276
Savings	17	17	34	33
Time certificates of deposit	398	530	837	1,042
Short-term borrowings	—	36	—	74
Long-term debt	33	52	67	109
	628	794	1,292	1,559

Net interest income	2,581	2,778	5,255	5,476

Provision for credit losses	—	110	8,748	350
Net interest income after provision for loan losses	2,581	2,668	(3,493)	5,126
Noninterest income
Service charges and fees	121	130	241	251
Gain on sale of investment securities	215	—	215	92
Other income	136	112	229	222
	472	242	685	565
Noninterest expense
Salaries and employee benefits	1,276	1,351	2,656	2,731
Occupancy	161	156	319	323
Equipment	141	155	285	320
Professional services	195	159	332	312
Data processing	124	142	243	274
Office related expenses	104	106	208	208
Marketing	93	101	174	202
Regulatory assessments	116	180	227	225
Directors' fees and expenses	87	90	176	178
Other real estate owned expenses	495	5	498	5
Other	116	101	210	199
	2,908	2,546	5,328	4,977
Earnings before income taxes	145	364	(8,136)	714

Income taxes	—	127	807	246

Net Earnings	$145	$237	$(8,943)	$468

Per Share Data
Net earnings - basic	$0.04	$0.09	$(4.49)	$0.19
Net Earnings - diluted	$0.04	$0.09	$(4.49)	$0.19

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the six month period ended)
	30-Jun-10	30-Jun-09
Cash flows from operating activities:
Net earnings (loss)	$(8,943)	$468
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	278	304
Provision for loan losses	8,748	350
Write-down on other real estate owned	258	—
Stock-based compensation expense	70	68
Gain on sale of investment securities	(215)	(92)
Other items, net	979	442
Net cash provided by operating activities	1,175	1,540

Cash flows from investing activities:
Purchase of due from time deposits	(348)	—
Proceeds from maturities of investment securities	7,260	7,039
Proceeds from sale of investment securities	2,793	2,438
Purchase of investment securities	(7,721)	(5,127)
Net change in loans	(6,816)	(10,512)
Purchase of bank premises and equipment	(19)	(99)
Net cash used in investing activities	(4,851)	(6,261)

Cash flows from financing activities:
Net change in deposits	4,495	20,083
Net change in borrowings	(334)	(334)
Dividends paid on Preferred Stock	(100)	(81)
Cash dividends paid	(1)	(481)
Net cash provided by financing activities	4,060	19,187

Net increase (decrease) in cash and cash equivalents	384	14,466

Cash and cash equivalents at beginning of period	9,088	8,220
Cash and cash equivalents at end of period	$9,472	$22,686

Supplemental disclosure of cash flow information:
Interest paid	$1,287	$1,598
Income taxes paid	$—	$—
Transfer of loans to Other Real Estate Owned	$1,303	$464

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

For year ending December  31, 2009 and the period ending June 30, 2010

						Retained	Accumulated
			Common Stock		Additional	Earnings	Other
	Comprehensive		Shares		Paid-in	(Accululated	Comprehensive
	Income	Preferred Stock	Outstanding	Amount	Capital	deficit)	Income
Balance at December 31, 2008		$3,799,003	1,923,053	$9,894,507	$676,734	$10,682,922	$497,531
Dividends Preferrred Stock						(181,111)
Cash dividends - $0.25 per share						(480,763)
Stock Dividend - 2%			38,281	455,161		(455,161)
Cash in lieu for fractional shares						(2,142)
Accretion on Preferred Stock		40,199				(40,199)
Stock Option Compensation Expense					136,272
Comprehensive Income:
Net earnings (losses) for the year	$(1,825,475)					(1,825,475)
Change in unrealized gain on available-for-sale securities, net of taxes of $210,949	(300,441)						(300,441)
Less reclassification adjustment for gains included in net income, deferred of tax of ($92,761)	132,114						132,114
Refund TARP expenses					759
Total Comprehensive Income	$(1,993,802)
Balance at December 31, 2009		$3,839,202	1,961,334	$10,349,668	$813,765	$7,698,071	$329,204

Dividend Preferred Stock						(100,000)
Stock Dividend - 2%			39,096	293,220		(293,220)
Cash in lieu for fractional shares						(1,385)
Accretion on Preferred Stock		20,100				(20,100)
Exercise of Stock Options			2,701	21,681		(21,681)
Stock Option Compensation Expense					69,650
Comprehensive Income:
Net earnings for the year	$(8,942,503)					(8,942,503)
Change in unrealized gain on available-for-sale securities, net of taxes of $118,584	(168,891)						(168,891)
Less reclassification adjustment for gains included in net income, deferred of tax of ($88,539)	126,100						126,100
Total Comprehensive Income	$(8,985,294)
Balance at June 30, 2010		$3,859,302	2,003,131	$10,664,569	$883,415	$(1,680,818)	$286,413

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 1 Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Santa Lucia Bancorp (the “Company”) and its subsidiary Santa Lucia Bank (the”Bank”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank’s 2009 Annual Report as filed on Form 10-K.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended June 30, 2010, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.  Certain reclassifications were made to prior year’s presentations to conform to the current year. These reclassifications had no material impact to the Company’s previously reported financial statements.

Restatement of March 31, 2010, Quarterly Results.  As disclosed on Form 8-K filed August 16, 2010, the Company determined that the previously issued unaudited consolidated financial statements for the quarter ended March 31, 2010, contained in our Quarterly Report on Form 10-Q filed May 12, 2010, should be restated, primarily to reflect an additional provision to our allowance for loan losses of $7.3 million and to increase the valuation allowance for deferred tax assets by $1.1 million.   Accordingly, the previously issued consolidated financial statements for such period should not be relied upon.  This Form 10-Q for the periods ending June 30, 2010, includes retroactive restatement to reflect these adjustments in the quarter ended in March.  The changes noted above will be reflected in a Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010, which we intend to file with the Securities and Exchange Commission as soon as practicable.  See “Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — EXPLANATORY NOTE” for further explanation of these adjustments.

Note 2 Recently Issued Accounting Pronouncements:

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 which added disclosure requirements about significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended June 30, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  See Note 3 and 8 to the Consolidated Financial Statements for the disclosures required by this ASU.

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

Note 3 Investment Securities:

The amortized cost, carrying value and estimated fair values of investment securities available for sale as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
Securities Available for Sale:
U.S. government and agency securities	$23,838,808	$265,195	$—	$24,104,003
States and political subdivisions	3,489,247	95,669	(7,541)	$3,577,375
Mortgage-backed securities	7,507,479	143,445	—	$7,650,924
GNMA Securities	3,476,854	60	(9,317)	$3,467,597
	$38,312,388	$504,369	$(16,858)	$38,799,899

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
Securities Available for Sale:
U.S. government and agency securities	$21,824,979	$217,016	$(8,531)	$22,033,464
States and political subdivisions	3,714,014	95,484	(5,416)	3,804,082
Mortgage-backed securities	11,240,354	294,505	(31,845)	11,503,014
GNMA Securities	3,650,205	—	(866)	3,649,339
	$40,429,552	$607,005	$(46,658)	$40,989,899

The carrying value of investment securities pledged to secure public funds, borrowings and for other purposes as required or permitted by law amounts to approximately $12,415,000 at June 30, 2010 and $12,368,000 at December 31, 2009.  During the six months ended June 30, 2009 the Company had proceeds from the sale of $2.5 million in mortgage-backed securities and gross gains of $92,000.  During the six months ended June, 2010, the Company had proceeds from the sale of $2.8 million in mortgage-backed securities and gross gains of $215,000.

The amortized cost and estimated fair value of debt securities at June 30, 2010, by contractual maturity, are shown below.  Mortgage-backed securities are classified in accordance with their estimated lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$6,465,332	$6,533,778
Due after one year through five years	20,378,389	20,613,199
Due after five years through ten years	8,381,530	8,552,460
Due after ten years	3,087,137	3,100,462
	$38,312,388	$38,799,899

The gross unrealized loss and related estimated fair value of investment securities that have been in a continuous loss position for less than twelve months and over twelve months at June 30, 2010, and December 31, 2009 are as follows:

	Less than twelve months		Over twelve months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	loss	fair value	loss	fair value	loss	fair value
June 30, 2010:
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	—	—	(7,541)	679,717	(7,541)	679,717
Mortgage-backed securities	—	—	—	—	—	—
GNMA Securities	—	—	(9,317)	3,287,180	(9,317)	3,287,180
	$—	$—	$(16,858)	$3,966,897	$(16,858)	$3,966,897

	Less than twelve months		Over twelve months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	loss	fair value	loss	fair value	loss	fair value
December 31, 2009:
U.S. government and agency securities	$(8,531)	$3,995,450	$—	$—	$(8,531)	$3,995,450
States and political subdivisions	—	—	(5,416)	290,678	(5,416)	290,678
Mortgage-backed securities	(31,845)	3,038,225	—	—	(31,845)	3,038,225
GNMA Securities	—	—	(866)	198,720	(866)	198,720
	$(40,376)	$7,033,675	$(6,282)	$489,398	$(46,658)	$7,523,073

As of June 30, 2010, the Company had 4 investment securities where the total amortized cost was 99.6% of the total estimated fair market value.  Unrealized losses on the four securities have not been recognized into income because the issuer bonds are of high credit quality (rated AAA), management does not intend to sell the securities, it is not likely that management would be required to sell the securities prior to the anticipated recovery of their market values, and the decline in fair value is considered to be largely due to changes in interest rates.  The fair value is expected to recover as the bonds approach maturity.

Note 4 Loans and Related Allowance for Loan Losses:

A summary of loans as of June 30, 2010 and December 31, 2009 is as follows:

	(in thousands)
	30-Jun-10	31-Dec-09

Real estate - construction	$39,817	$47,458
Real estate - other	114,944	111,183
Commercial	46,727	41,744
Consumer	1,805	1,783
Gross Loans	203,293	202,168

Deferred loan fees	(736)	(683)
Allowance for loan losses	(7,729)	(3,386)
Net Loans	$194,828	$198,099

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

The Bank’s allowance for loan losses as a percentage of total loans was 3.8% as of June 30, 2010 and 1.67% as of December 31, 2009.  The primary reasons for the increase were the amount of net loan charge-offs, the increase in non-performing loans, and impairment write downs of several loans to the fair value of collateral due to the downturn in the real estate market.  Management believes that the allowance for loan losses at June 30, 2010 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.  Although management believes  the allowance for loan loss is adequate, there is no assurance that during any given period the Company will not sustain charge-offs that are substantial in relation to the size of the allowance.

Concentration of Credit Risk.  As of June 30, 2010, real estate served as the principal source of collateral with respect to approximately 76.1% of our loan portfolio, of which, 44.33% is considered improved commercial real estate (CRE).  Within the makeup of our CRE, approximately 58.97% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.  Commercial properties financed by the Bank are diversified amongst type and location.  The Bank has been conservative in underwriting, however this sector has been affected by the current economic climate and the Bank has experienced small losses in this category over the last 1 ½ years.

The Bank also has a concentration in land and land development loans.  This category comprises 12.83% of the loan portfolio and has experienced losses during the past 1 ½ years.  The Bank was prudent in underwriting these loans, however the significant declines experienced in the real estate market has impacted collateral values.

Construction loans total 6.76% of our loan portfolio.  Of the total construction loans, 20.66% are for speculative purpose.  The remaining 79.34% are for individual’s personal residences or for commercial properties for owner’s use.  The Bank has experienced only minor losses in this category over the past 1 ½ years.

A further decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 5 Stock Based Compensation:

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

Note 6 Earnings (Loss) Per Share:

Basic earnings (loss) per share is based on the weighted average number of shares outstanding before any dilution from common stock equivalents.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.  Common stock equivalents for the six months ending June 30, 2010 have been excluded from the calculation of diluted earnings (loss) per share since their effect was anti-dilutive.

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Six Months Ending
	30-Jun-10		30-Jun-10
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income (loss)	$145		$(8,943)
Less dividends Preferred Stock	$(60)		$(120)
Average shares outstanding		2,003,131		2,001,781
Used in Basic EPS	85	2,003,131	(9,063)	2,001,781
Dilutive effect of outstanding
stock options		39,193		42,021
Used in Diluted EPS	$85	2,042,324	$(9,063)	2,043,802

	Three Months Ending		Six Months Ending
	30-Jun-09		30-Jun-09
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$237		$468
Less dividends Preferred Stock	$(60)		$(101)
Average shares outstanding		2,000,430		2,000,430
Used in Basic EPS	177	2,000,430	367	2,000,430
Dilutive effect of outstanding
stock options		10,984		10,794
Used in Diluted EPS	$177	2,011,414	$367	2,011,224

Note 7 Commitments and Contingencies:

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit, commitments to fund new loans, and standby letters of credit) as of June 30, 2010 and December 31, 2009 amount to approximately $41,536,000 and $43,105,000 respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

Because of the nature of its activities, the Company and Bank are from time to time subject to pending and threatened legal actions, which arise out of the normal course of their business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 8 Fair Value Measurements:

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

•                  Level 3 —Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at June 30, 2010 and December 31, 2009.

	Fair Value Measurements as of June 30, 2010 using
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$38,799,899	$—	$—	$38,799,899

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired Loans, Net of Specific Reserves	$—	$—	$13,850,924	$13,850,924
Other Real Estate Owned	$—	$—	$1,507,245	$1,507,245

	Fair Value Measurements as of December 31, 2009 using
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$40,989,899	$—	$—	$40,989,899

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired Loans, Net of Specific Reserves	$—	$—	$6,407,114	$6,407,114
Other Real Estate Owned	$—	$—	$428,000	$428,000

Collateral-dependent impaired loans has a net carrying value of $13,850,924 which is made up of the loan balance, net of specific reserves of $0.00 at June 30, 2010 compared to $6,407,114 at December 31, 2009.

Other real estate owned has a net carrying amount of $1,507,245, which is made up of the outstanding balance of $1,507,245, net of valuation allowance of $0.00 at June 30, 2010 compared to $428,000 at December 31, 2009. In 2010, $258,987 was charged against net income.

Note 9 Fair Value of Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets - The carrying amounts of cash, short term investments, due from customers on acceptances and bank acceptances outstanding are considered to approximate fair value.  Short term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with banks.  The fair values of investment securities, including available for sale, are discussed in Note 3.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market  prices of similar instruments where available.

Financial Liabilities - The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long term debt is based on rates currently available for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments - The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair values of these financial instruments are not deemed to be material.

The estimated fair value of financial instruments at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010		December 31, 2009
	Carrying	Market	Carrying	Market
	value	value	value	value
Financial Assets:
Cash and cash equivalents	$6,772,223	$6,772,000	$6,588,396	$6,588,396
Fed Funds sold	2,700,000	2,700,000	2,500,000	2,500,000
Investment securities	38,799,899	38,799,899	40,989,899	40,989,899
Loans receivable, net	194,827,978	187,119,000	198,098,998	195,723,998
Cash surrender value of life insurance	5,485,310	5,485,310	5,390,410	5,390,410
Federal Reserve Bank and FHLB stock	1,630,150	1,630,150	1,643,400	1,643,400
Accrued interest receivable and other assets	5,115,720	5,115,720	6,060,528	6,060,528

Financial Liabilities:
Time deposits	$88,851,634	$89,176,000	$89,782,887	$90,088,000
Other deposits	154,365,442	149,924,000	148,939,637	145,844,637
Other borrowings	—	—	—	—
Long-term debt	5,821,327	5,821,327	6,154,932	6,154,932
Accrued interest and other liabilities	2,112,990	2,112,990	2,015,491	2,015,491

Note 10 — Stock Dividend

On March 31, 2010, the Company declared a two percent (2%) stock dividend on the Company’s common stock to the shareholders of record as of that date and payable on April 23, 2010.  All per share data in the financial statements and footnotes have been adjusted to give retroactive effect of this dividend.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2010.  This analysis should be read in conjunction with the Company’s 2009 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

The Federal Reserve Bank of San Francisco (FRB) recently completed its regularly scheduled examination of the bank. Based on discussions with the FRB following the examination, we presently expect to receive a formal agreement or enforcement order from the FRB requiring us to take certain steps to further strengthen the Bank, such as reducing the level of classified assets, increasing capital levels, and addressing other criticisms from the examination. We already are developing strategies and taking actions to address such issues.

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

EXPLANATORY NOTE

As disclosed on Form 8-K filed August 16, 2010, the Company determined, after working closely with our banking examiners, during the course of a regular examination with the FRB, that the previously issued unaudited consolidated financial statements for the quarter ended March 31, 2010, contained in our Quarterly Report on Form 10-Q filed May 12, 2010, should be restated, primarily to reflect an additional provision to our allowance for loan losses of $7.3 million and to increase the valuation allowance for deferred tax assets by $1.1 million.   Accordingly, the previously issued consolidated financial statements for such period should not be relied upon.

The increase in the provision for loan losses for the quarter ended March 31, 2010, resulting from this restatement, is the consequence of two significant factors:

•                  based on consultation with the FRB in connection with a recent examination, to enhance the Bank’s process for determining, documenting and recording an adequate allowance for loan losses (the “ALLL”) and to provide more directional consistency relative to underlying trends in the portfolio (e.g. trends in nonaccrual loans, trends in loan losses, trends in past due loans, and trends in classified and other problem loans), the Bank reviewed its methodology for calculating the ALLL and, working closely with the Bank’s regulators, determined that the new methodology should be adopted and reflected in the quarterly results for March 31, 2010, and

•                  as a result of the determination to restate the March results, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” the Bank reassessed its evaluation of potential impairment losses required by ASC Topic 310, “Receivables,” the Company evaluated current information available about problem loans, including new information about the valuation of the underlying loan collateral or information about the financial condition of borrowers, and determined that increases expected to be made to the ALLL in June should be included in this restatement of quarterly results for March 31, 2010.

Furthermore, as a result of the increase in the Company’s reported losses, we increased the valuation allowance on deferred tax assets to 100% of the related deferred tax asset because the benefit of such assets is dependent on future taxable income, which resulted in an increase in deferred tax expense of approximately $1.1 million for the quarter ended March 31, 2010.

Finally, in evaluating ASC Topic 855, “Subsequent Events”, the Company increased the amount of loans  previously identified as nonaccrual loans by approximately $10.6 million as of March 31, 2010, due to the fact these loans were either placed on nonaccrual or charged off subsequent to March 31, 2010.

This Form 10-Q for the periods ending June 30, 2010, includes retroactive restatement to reflect these adjustments in the quarter ended in March.  The changes noted above will be reflected in a Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010, which we intend to file with the Securities and Exchange Commission as soon as practicable.

The results of operations for interim periods are not necessarily indicative of the results for the full year or even the next quarter. Further, the increase in the allowance for loan loss in the quarter ended March 31, 2010 and not in the quarter ended June 30, 2010 should not be read as indication that the Bank’s loan portfolio either improved or did not worsen in condition. Rather, it should be read only as a determination by management after consultation with FRB examiners and the company’s independent accountants that these changes should have been reflected in the quarter ended March 31, 2010.

EXECUTIVE OVERVIEW

General

Santa Lucia Bancorp (the “Company”) (OTC Bulletin Board SLBA) is a California corporation organized in 2006 to act as the holding company for Santa Lucia Bank (the “Bank”), a four office bank serving San Luis Obispo and northern Santa Barbara Counties.

For the six months ended June 30, 2010, the Company recorded a net loss of $8.9 million and ($4.49) per diluted common share compared to net earnings of $468 thousand and $0.19 per diluted common share for the six months of 2009.  Significant factors causing the decline in 2010 results compared to 2009 include an increase in the provision for loan losses of $8.4 million associated with loan charge-offs and increased levels of nonperforming and other problem loans, see “Loan Portfolio and the Allowance for Loan Losses” for further discussion, and an increase in income tax expense of over $500 thousand primarily related to increasing the valuation allowance on deferred tax assets to 100% of the related asset at June 30, 2010.

For the quarter ended June 30, 2010, the Company reported net earnings of $145 thousand compared to net earnings of $237 thousand for the second quarter of 2009.  Significant changes affecting the second quarter of 2010 compared to the same period of 2009 include a decline in net interest income of $197 thousand, associated with a decline in net interest margin, and an increase of $490 thousand in expenses associated with other real estate owned.  These negative trends were partially offset by $215 thousand in investment securities gains realized in the second quarter of 2010, a reduction in the provision for credit losses of $110 thousand, reduced income tax expense of $127 thousand, and reductions in various operating expenses.

Compared to December 31, 2009, total assets declined slightly from $270 million to $265 million at June 30, 2010.  Total loans net of the allowance for loan losses decreased approximately $3.2 million to $195 million at June 30, 2010, compared to $198 million at December 31, 2009, primarily attributable to an increase in the allowance for loan losses.  Deposits increased $4.5 million to $243 million at June 30, 2010, compared to $239 million at December, 2009.

As a result of the losses experienced in 2010, total shareholders’ equity has declined from $23 million at December 31, 2009, to $14 million at June 30, 2010.  The Bank is considered “adequately capitalized” at June 30, 2010, with total risk-based capital ratio of 9.8% compared to a “well-capitalized” ratio of 13.2% at December 31, 2009.  The Bank’s leverage ratio of 6.5% continues to meet the definition of “well-capitalized” at June 30, 2010.  The Bank intends to take actions to improve its total risk-based capital ratio above 10% to again meet the “well-capitalized” criteria.

Economic Conditions

The Company believes that the local economies in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to decline as unemployment remains high, business cash flows continue to be weak, and the real estate market remains unstable.  Residential real estate prices have continued to decline and the vacancy rates in commercial properties have increased in our markets. The state of California’s unbalanced budget continues to effect state employee’s monthly wages Recent indications show the (not seasonally adjusted) unemployment rate within California as of March 31, 2010 of 13.0% compared to December 31, 2009 of 12.1% this is up 7.44%. Competition for deposits continues to be very strong both from traditional sources as well as alternative investments such as mutual funds, money market accounts and the stock market.

The University of California Santa Barbara Economic Forecast Project reports that the local real estate markets will continue to decline through 2010 and at best California may show signs of slow growth averaging 1.0% to 2.0% in 2010 and 2011. New construction projects, even retail sites, are being developed in the San Luis Obispo County and expansion plans for the county’s prisons will certainly create jobs, especially in the construction field where they are critically needed. Weakness in the commercial real estate sector is still intensifying. The decline in the labor market has produced a rapid decline in demand for office and industrial space and many retail store closings. However, both San Luis Obispo and Santa Barbara Counties have unemployment rates well below the State and National averages.

The following table presents a summary of selected financial information for the periods ending June 30, 2010 and 2009:

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Summary of Operations:
Interest Income	$3,209	$3,572	-10.16%	$6,547	$7,035	-6.94%
Interest Expense	628	794	-20.91%	1,292	1,559	-17.13%
Net Interest Income	2,581	2,778	-7.09%	5,255	5,476	-4.04%
Provision for Loan Loss	—	110	-100.00%	8,748	350	2399.43%

Net Interest Income After Provision for Loan Losses	2,581	2,668	-3.26%	(3,493)	5,126	-168.14%
Noninterest Income	472	242	95.04%	685	565	21.24%
Noninterest Expense	2,908	2,546	14.22%	5,328	4,977	7.05%

Income Before Income Taxes	145	364	-60.16%	(8,136)	714	-1239.50%
Income Taxes	—	127	-100.00%	807	246	228.05%

Net Income	$145	$237	-38.82%	$(8,943)	$468	-2010.90%

Cash Dividends Paid	$1	$481	-99.79%	$1	$481	-99.79%

Per Common Share Data:
Earnings Per Common Share - Basic	$0.04	$0.09	-55.56%	$(4.53)	$0.18	-2463.16%
Earnings Per Common Share - Diluted	$0.04	$0.09	-55.56%	$(4.53)	$0.18	-2463.16%
Dividends Per Common Share	$—	$0.25	-100.00%	$—	$0.25	-100.00%
Book Value Per Common Share	$5.00	$10.73	-55.20%	$5.00	$10.73	-55.20%

Common Outstanding Shares:	2,003,131	2,000,430	0.14%	2,003,131	2,000,430	899.42%

Statement of Financial Condition Summary:
Total Assets				$265,164	$271,641	-2.38%
Total Deposits				243,217	232,399	4.65%
Total Net Loans				194,828	196,330	-0.77%
Allowance for Loan Losses				7,729	2,174	255.52%
Total Shareholders’ Equity				14,012	25,464	-44.97%

Selected Ratios:
Return on Average Assets	0.21%	0.36%	41.94%	-6.56%	0.36%	-1918.90%
Return on Average Equity	2.90%	3.67%	-20.96%	-78.93%	3.64%	-2266.91%
Net interest margin	4.15%	4.64%	-10.56%	4.25%	4.64%	-8.41%
Average Loans as a Percentage of Average Deposits	83.03%	89.08%	-6.79%	83.79%	90.09%	-6.99%
Allowance for Loan Losses to Total Loans	3.80%	1.09%	248.62%	3.80%	1.09%	248.62%
Tier I Capital to Average Assets - “Bank Only”				6.53%	10.87%	-39.93%
Tier I Capital to Risk-Weighted Assets - “Bank Only”				8.56%	13.07%	-34.51%
Total Capital to Risk-Weighted Assets - “Bank Only”				9.84%	14.45%	-31.90%

(1) Common outstanding shares and per share data have been adjusted for all periods to give retroactive adjustment to the stock dividends declared.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009.

RESULTS OF OPERATIONS

Net Earnings (Loss)

As indicated above in “Executive Overview”, net earnings for the six month period ending June 30, 2010, were impacted significantly as a result of substantial increases in the provision for loan losses which resulted in a net loss for the six months ended June 30, 2010, of $8.9 million compared to net earnings of $468 thousand for the same period of 2009.  Year to date results through June 2010 also reflect the affects of increasing the valuation allowance on deferred tax assets.  See “Loan Portfolio and Allowance for Loan Losses” for further discussion of the increased provision for loan losses.  The following discussion highlights other areas included in the results of operations in comparison with prior periods.

Net Interest Income and Net Interest Margin

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

Net interest margin is a ratio used to measure net interest income and is the result of dividing net interest income by average earning assets.  The Company’s net interest margin tends to expand in a rising interest rate environment and decline in a falling interest rate environment. The majority of earning assets are tied to market rates, such as the prime rate, and therefore rates on our earning assets generally reprice along with a movement in market rates while interest bearing liabilities, mainly deposits, typically reprice more slowly and usually incorporate only a portion of the movement in market rates. This asset sensitivity causes the Bank’s yields on assets to typically reprice faster than its cost of funds which causes improvements in the net interest margin to materialize more slowly in a declining rate environment.

The following tables present for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities.

AVERAGE BALANCE SHEET INFORMATION

	For the six months ended June 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$202,427	$5,924	5.85%	$196,834	$6,252	6.35%
Investment securities	39,803	620	3.12%	36,127	782	4.33%
Federal funds sold	5,158	3	0.12%	2,894	1	0.07%
Interest-earning deposits with other institutions	31	—	—	—	—	—
Total average interest-earning assets	247,419	6,547	5.29%	235,855	7,035	5.97%
Other assets	28,743			25,709
Less allowance for loan losses	(3,699)			(2,218)
Total average assets	$272,463			$259,346

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,936	$21	0.30%	$13,492	$25	0.37%
Money Market	42,375	333	1.57%	29,541	276	1.87%
Savings	27,573	34	0.25%	26,760	33	0.25%
Time certificates of deposit	91,135	837	1.84%	77,818	1,042	2.68%
Total average interest-bearing deposits	175,019	1,225	1.40%	147,611	1,376	1.86%

Short-term borrowings	—	—	0.00%	6,149	74	2.41%
Long-term debt	6,090	67	2.20%	6,724	109	3.24%
Total interest-bearing liabilities	181,109	1,292	1.43%	160,484	1,559	1.94%

Demand deposits	66,562			70,874
Other liabilities	2,131			2,291
Shareholders’ equity	22,661			25,697
Total average liabilities and shareholders’ equity	$272,463			$259,346
Net interest income		$5,255			$5,476
Net interest margin			4.25%			4.64%

AVERAGE BALANCE SHEET INFORMATION

	For the three months ended June 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$202,478	$2,901	5.73%	$199,655	$3,202	6.42%
Investment securities	40,166	306	3.05%	35,218	369	4.19%
Federal funds sold	6,083	2	0.13%	4,802	1	0.08%
Interest-earning deposits with other institutions	61	—	—	—	—	—
Total average interest-earning assets	248,788	3,209	5.16%	239,675	3,572	5.96%
Other assets	27,112			26,395
Less allowance for loan losses	(3,919)			(2,155)
Total average assets	$271,981			$263,915

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,777	$10	0.29%	$13,843	$15	0.43%
Money Market	44,389	170	1.53%	30,916	144	1.86%
Savings	27,867	17	0.24%	27,213	17	0.25%
Time certificates of deposits	90,510	398	1.76%	82,112	530	2.58%
Total average interest-bearing deposits	176,543	595	1.35%	154,084	706	1.83%

Short-term borrowings	—	—	0.00%	5,019	36	2.87%
Long-term debt	5,975	33	2.21%	6,642	52	3.13%
Total interest-bearing liabilities	182,518	628	1.38%	165,745	794	1.92%

Demand deposits	67,318			70,053
Other liabilities	2,168			2,310
Shareholders’ equity	19,977			25,807
Total average liabilities and shareholders’ equity	$271,981			$263,915
Net interest income		$2,581			$2,778
Net interest margin			4.15%			4.64%

As reflected above, the Company experienced decreases in net interest income of approximately 4% and 7% for the six month and three month periods ended June 30, 2010, compared to the same periods of the previous year. This decrease in net interest income during both periods can be attributed to a decline in net interest margin which declined from 4.64% in 2009 to 4.25% in 2010 for the six month period ending in June, an 8.4% decrease, and declined from 4.64% in 2009 to 4.15% in 2010 for the quarters ending in June, a 10.6% decline.  This decline in the net interest margin was partially offset by growth in the volume of average earning assets, which increased $11.6 million or 4.9% for the six months of 2010 compared to 2009 and increased $9.1 million or 3.8% for the second quarter of 2010 compared to 2009.

The decline in the net interest margin in 2010 compared to 2009 is partially a result of yields on earning assets declining more than costs of liabilities and partially the result of the mix of assets and liabilities.  Yields on loans declined from 6.35% for the six months of 2009 to 5.85% for the six months of 2010, which is largely attributable to the increase in nonaccrual loans compared to the prior period.  Yields on the investment securities portfolio declined from 4.33% to 3.12% for the six months of 2009 compared to 2010 primarily as a result of lower reinvestment rates as the investment portfolio securities mature in a lower rate environment.  In addition to the decline in loan and investment yields compared to the prior period, the mix of earning assets shifted slightly from higher yielding loan assets to lower yielding investment and other assets, as reflected in the following table comparing average balances for the six months ending in June of each year:

	(dollars in thousands)
		Percent of		Percent of
	June	Earning	June	Earning
	2010	Assets	2009	Assets
Federal Funds Sold	$5,158	2.08%	$2,894	1.23%
Interest-earning deposits with other institutions	31	0.01%	—	0.00%
Gross Loans	202,427	81.82%	196,834	83.46%
Investments	39,803	16.09%	36,127	15.32%
Total Average Earning Assets	$247,419	100.00%	$235,855	100.00%

The cost of interest-bearing deposits decreased by 46 basis points from June of 2009 to June of 2010.  However, net interest margin was also affected by the mix of deposits as noninterest bearing demand deposits declined in 2010 and the relatively more costly money market and time deposits increased in 2010.  The following table compares the average balances of deposits for the six months ending in June of each year and reflects the 6.08% decline in noninterest bearing demand deposits offset by the increase in interest bearing deposits, primarily money market accounts, and time deposits.

	(dollars in thousands)
	June	June	Dollar	Percent
	2010	2009	Variance	Variance
Noninterest bearing deposits	$66,562	$70,874	$(4,312)	-6.08%
Interest bearing deposits	83,884	69,793	14,091	20.19%
Interest bearing time	91,135	77,818	13,317	17.11%
Total Deposits	$241,581	$218,485	$23,096	10.57%

Interest rate sensitivity is closely monitored and managed; however, management anticipates continued volatility in the Company’s net interest margin due to changes in earning asset mix, the level of non-earning assets, including nonaccrual loans and OREO, changes in cost of funds, and changes in the level and direction of interest rates as determined by rate policies of the Federal Reserve Board.

Noninterest Income

Noninterest income for the three months ended June 30, 2010 was $472,000 compared to $242,000 for the same period in 2009, an increase of $230,000.  Noninterest income for the six months ended June 30, 2010 was $685,000 compared to $565,000 for the same period in 2009, an increase of $120,000.  This increase in noninterest income was primarily attributable to increased gains on the sale of investment securities, which increased by $215,000 for the three month period and $123,000 for the six month period of 2010 compared to the same periods of 2009.  During the second quarter of 2010, the Company sold $2.8 million of mortgage-backed securities which resulted in the recorded gain.  Sales of investment securities are the result of management conclusions to take advantage of market opportunities or implementing strategies to increase the level of liquid assets.  Sales of investment securities in future periods, if any, could result in either gains or losses.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2010 was $2,908,000, which reflects an increase of $362,000 or 14.2% over the like period in 2009.  For the six months ended June 30, 2010, total noninterest expense increased $351,000 or 7.1% over the same period of 2009.  The increase in noninterest expense is largely attributable to the increase in other real estate owned (“OREO”) expenses, which increased by $490,000 and $493,000 for the three and six months periods of 2010 compared to 2009, respectively, and is attributable to costs associated with OREO, such as property taxes, appraisals and recording fees.

Other fluctuations in noninterest expense of note include a reduction in regulatory assessment expense of $64,000 for the three month period ending June, 2010, compared to the second quarter of 2009.  This is primarily a result of a one time special assessment of $120,000 from the FDIC in quarter ended June, 2009, which was partially offset by the generally higher levels of FDIC assessment rates in 2010 compared to 2009.  These higher assessment rates explain why regulatory assessment expense for the six month period of 2010 is comparable to the same period of 2009, despite the fact the special assessment is included in the six month period of 2009. We anticipate FDIC insurance premiums following completion of the regulatory examination to increase for the balance of the year.

Income Taxes

As a result of the increase in the Bank’s reported losses, we have increased the valuation allowance on deferred tax assets to 100% of the related deferred tax asset because the benefit of such assets is dependent on future taxable income.  As discussed in the “EXPLANATORY NOTE” above, the effect of this increase to the valuation allowance was retroactively restated to the quarter ended March 31, 2010.  As a result, income tax expense for the six month period ending June 30, 2010, was $807,000 despite the pre-tax losses reported.  As the Company implements plans to return to profitability, future operating earnings, if any, would benefit from significant net operating loss carryforwards.

FINANCIAL CONDITION

Compared to December 31, 2009, total assets declined slightly from $270 million to $265 million at June 30, 2010.  The following discussion provides further analysis of the Company’s financial condition at June 30, 2010, compared to prior periods.

Loan Portfolio and the Allowance for Loan Losses

Total loans, net of the allowance for loan losses, decreased approximately $3.3 million to $194.8 million at June 30, 2010, compared to $198.1 million at December 31, 2009, which is primarily attributable to the increase in the allowance for loan losses, which increased by $5.0 million from December 31, 2009, to $7.7 million at June 30, 2010.  Gross loans increased by $1.8 million to $203.0 million at June 30, 2010; an increase of $5.0 million in commercial loans was partially offset by a $3.9 million decrease in construction and real estate loans.

The Bank made an $8,748,000 provision to its allowance for loan losses during the six month period ending June 30, 2010.  As discussed in the “EXPLANATORY NOTE” above, the effect of this increase to the allowance for loan losses was retroactively restated to the quarter ended March 31, 2010.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  As of June 30, 2010, the ALLL was 3.80% of total loans, compared to 1.67% at December 31, 2009 and 1.09% at June 30, 2009.

The significant increase in the allowance for loan losses compared to prior periods is a result of the Bank’s efforts to improve and enhance its methodology for estimating the level of the ALLL.  More specifically, based on consultation with the FRB in connection with a recent examination, in order to enhance the Bank’s process for determining, documenting and recording an adequate allowance for loan losses (the “ALLL”) and to provide more directional consistency relative to underlying trends in the portfolio (e.g. trends in nonaccrual loans, trends in loan losses, trends in past due loans, and trends in classified and other problem loans), the Bank reviewed its methodology for calculating the appropriate level of the ALLL and, working closely with the Bank’s regulators, determined that the revised methodology, which reflects significant increases to the level of the ALLL should be adopted.  As noted above, we determined that these changes should be reflected in the quarterly results for the quarter ended March 31, 2010, and therefore, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” the Bank reassessed its evaluation of potential impairment losses required by ASC Topic 310, “Receivables,” including current information available about problem loans, and determined that increases expected to be made to the ALLL in June should be included in this restatement of quarterly results for March 31, 2010.  Thus, the entire increase to the ALLL for the six months ended June 30, 2010, has been included in the quarterly results for the quarter ended March 31, 2010. The results of operations for interim periods are not necessarily indicative of the results for the full year. Further the timing of the increase to the provision for loan loss should not be interpreted to mean that the Bank’s asset quality improved or did not worsen in the second quarter June 30, 2010.

The following table shows the changes in the allowance for loan losses during the periods indicated.

	(in thousands, except share data and ratios) Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Allowance,beginning of period	$11,226	$2,132	$3,386	$2,310
Provision for loan loss	—	110	8,748	350
Recoveries on Loans Charges Off	1	1	53	1
Loans Charged Off	3,498	69	4,458	487
Allowance, End of Period	$7,729	$2,174	$7,729	$2,174

Ratios:
Net loan charge-offs (recoveries) to average loans	1.73%	0.03%	2.18%	0.25%

Allowance for loan losses to end of year loans	3.80%	1.09%	3.80%	1.09%

Net loan charge-offs (recoveries) to allowance for loan losses	45.25%	3.13%	56.99%	22.36%

Net loan charge-offs (recoveries) to provision charged to operating expense	0.00%	61.82%	50.35%	138.86%

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

In general, collateral values have declined as real estate values have fallen in our markets throughout the periods covered by this Report and several borrowers, including some with long borrowing histories and relationships with the Bank have experienced difficulty in meeting contractual payments obligations.  This has resulted in write downs of some of the collateral securing some of the Bank’s loans as well as the restructuring of some loans.  Others have become non-performing and the Bank is pursuing various legal remedies including foreclosure.  On a comparative basis, nonperforming loans and other nonperforming assets (OREO) are detailed in the following table:

	June	December	June
	2010	2009	2009
Nonaccrual Loans	$16,321	$6,407	$441
Accruing loans over 90 days past due	—	—	—
Total nonperforming loans:	16,321	6,407	441

OREO	1,507	428	464
Total nonperforming assets	17,828	6,835	905

Nonperforming assets as a percentage of total gross loans	8.77%	3.38%	0.45%

Nonperforming assets as a percentage of total assets	6.72%	2.53%	0.33%

Allowance for loan losses to nonperforming assets	43.35%	49.54%	240.22%

Nonaccrual Loans

The Bank had total nonaccrual loans of $16,321,000 as of June 30, 2010, comprised of 39 loans with 18 borrowing relationships, compared to eight nonaccrual loans at December 31, 2009 totaling $6,407,000 and one nonaccrual loan totaling $441,000 at June 30, 2009.  The increase in non-performing loans as of June 30, 2010 was a result of the current economic downturn, a continued reduction in real estate collateral values along with a recent regulatory examination.  For loans that were considered to be impaired, which totaled $13,859,924 at June 30, 2010 the Bank determined the fair value of the real estate collateral and charged off the portions of such loans considered uncollectible based on these analyses.

The Bank has been working closely with our regulators and has completed a review of the loan portfolio.  Due to current market and economic conditions several relationships were placed on non-accrual.  The non-accrual loans have been analyzed under FAS 114 with appropriate reserves established or in the case of collateral dependent loans, loans were written down to fair market value.

The non-accrual loans are comprised of the following:  10 loans secured by 1-4 family residential properties totaling $2,220,000; 3 loans covering 2 commercial properties for owner’s use totaling $1,826,000; 8 commercial loans for 6 relationships totaling $2,786,000 of which 1 loan is the guaranteed portion of a loan where the entity has been requested to honor the guarantee in the amount of $656,000; and finally there are 6 loans for land and land development totaling $9,488,000.  It is important to note that all loans are current with their payments to the Bank as of June 30, 2010.

OREO

Total Other Real Estate Owned (“OREO”) increased from one property with a carrying value of $428,000 on December 31, 2009 to three properties with a carrying value of $1.5 million at June 30, 2010. The first property is a single family residence, the second property is land and the third is commercial office space in which the company is currently receiving rent. All three properties are actively being marketed for sale at this time.

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

The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the most recent regulatory examination and the analysis performed by the Bank both believe that the allowance for loan loss at June 30, 2010 is adequate.

Other Borrowings

On June 30, 2010 the Company had no borrowings with Federal Home Loan Bank or its correspondent banks.

Trust Preferred Securities

On April 28, 2006, the Company issued $5,155,000 in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3,000,000 to the Bank and retained $2,000,000 at the Company level in which $1,000,000 was used to repurchase the Company’s stock.  The Company incurred $46,000 in interest expense during the six month period ending June 30, 2010. As of June 30, 2010 the trust preferred securities interest rate was 2.01%.

Based on the financial condition of the Company, including its deficit retained earnings, various statutes and regulations may limit the ability of the Company to continue to make payments on its trust preferred securities.  The terms of our trust preferred securities allow the company to defer payments for up to 20 consecutive quarters without being in default.  However, during any such deferral we would be prohibited from paying dividends on our common and preferred stock.  The deferral of payments on our trust preferred securities and related limitations may adversely affect our business operations, financial condition, results of operations and prospects.

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

The notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.50%.  The initial rate for the notes was 5.50%.  The rate as of June 30, 2010, was 4.75%.  Quarterly principal payments of $166,678 began in the third quarter of 2008 and continue over the next three years until the notes mature in June 2011.  As of June 30, 2010 the outstanding balance was $666,327.

Capital

Total shareholders’ equity at June 30, 2010 totaled $14,012,000 compared to $23,030,000 at December 31, 2009, for a decrease of $9.0 million or 39%. This decrease is due primarily to the net loss for the period of $8.9 million, as well as the effects from the payment of the preferred stock dividend.   The preferred stock dividend is paid directly from capital, not from expenses; therefore, preferred stock dividends reduce capital directly and reduce EPS on common stock.

As part of the United States Treasury’s Capital Purchase Program, the Company entered into a Letter Agreement on December 19, 2008 with the United States Department of Treasury, pursuant to which the Company issued and sold 4,000 shares of the Company’s Preferred Stock and a warrant to purchase 38,869 shares of the Company’s Common Stock for an aggregate purchase price of $4,000,000 in cash.  The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  It is the Company’s intention to repay the capital within the five year time frame although no assurance can be given that we will be able to do so.  The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price equal to $15.446 (adjusted for the 2.0% stock dividend declared in September 2009 and March 2010) per share of the Common Stock.

The primary source of our funds from which the Company services its debt and pays its obligations and dividends is the receipt of dividends from the Bank.   Based on the financial condition of the Company and the Bank, various statutes and regulations may limit the ability of the Company to pay dividends on its preferred stock or other equity securities and may limit the availability of dividends to the Company from the Bank.  These limitations may adversely affect our business operations, financial condition, results of operations and prospects.  If the Company fails to pay dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.

Regulatory capital adequacy requirements state that the Bank must maintain minimum ratios to be categorized as “well capitalized” or “adequately capitalized.”  The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements. The Bank’s actual capital ratios and the required ratios for a “well capitalized” and “adequately capitalized” bank are as follows:

	“Adequately Capitalized” Minimum Ratio	“Well Capitalized” Minimum Ratio	June 2010	December 2009
Tier I Capital to Average Assets - “Bank Only”	4.0%	5.0%	6.5%	9.7%
Tier I Capital to Risk-Weighted Assets - “Bank Only”	4.0%	6.0%	8.6%	11.9%
Total Capital to Risk-Weighted Assets - “Bank Only”	8.0%	10.0%	9.8%	13.2%

As June 30, 2010, the Bank is considered “adequately capitalized”, because of one ratio. The other two remain in excess of “well capitalized.” The Bank is considering alternatives to enhance its capital ratios to the “well capitalized” level, including strategies to reduce total assets initiatives to improve core operating earnings, and strategies to raise capital.

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two credit lines with FHLB totaling $67.6 million. The Bank’s current Liquidity policy is to maintain a liquidity ratio of not less than 20.0% based on regulatory formula. As of June 30, 2010 the Bank had a liquidity ratio of 20.1%.

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

The asset liability reports as of June 30, 2010 indicate that the Bank has an actual dollar risk exposure of $4,000 if interest rates fall 100 basis points.  This represents a 0.0% risk to interest income.  The Equity to Asset ratio is 11.90% at zero basis points and 12.60% at an assumed 100 basis points decline in interest rates.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$-118	$4	$0	$-181	$-207
Percent of Risk	-1.1%	0.0%	0.0%	1.7%	1.9%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.  Risk Factors.

We Are Subject to Various Regulatory Requirements and Expect to Be Subject to Future Regulatory Restrictions and Enforcement Actions

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets, we are subject to increased regulatory scrutiny, and expect to become subject to potential enforcement actions. Such enforcement actions could place limitations on our business and adversely affect our ability to implement our business plans, including our growth strategy. Even though the Bank is adequately capitalized, the regulatory agencies have the authority to place certain restrictions on our operations for example, if the regulatory agencies were to impose such a restriction, we would likely have limitations on our lending activities. The regulatory agencies also have the power to limit the rates paid by the Bank to attract retail deposits in its local markets. We also may be required to reduce our levels of non-performing assets within specified time frames. These time frames might not necessarily result in maximizing the price that might otherwise be received for the underlying properties. In addition, if such restrictions were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties. If any of these or other additional restrictions are placed on us, it may limit the opportunities and strategies we may deploy to improve our operations.

In this regard, the FRB recently completed its regularly scheduled examination of the Bank. Based on discussions with the FRB following the examination, we presently expect to receive a formal agreement or enforcement order from the FRB requiring us to take certain steps to further strengthen the Bank, such as reducing the level of classified assets, increasing capital levels, and addressing other criticisms from the examination. We already are developing strategies and taking actions to address such issues.

Our Level of Classified Assets Expose Us to Increased Lending Risk. Further, if Our Allowance for Loan Losses is Insufficient to Absorb Losses in Our Loan Portfolio, Our Earnings Could Decrease

At June 30, 2010, loans that we have categorized as doubtful, substandard or special mention totaled $39.0 million, representing 19.3% of total loans. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. At June 30, 2010, our allowance for loan losses totaled $7.7 million, which represented 3.8%% of total loans and 43.4% of non-performing loans. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and their probability of making payment, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, significant factors we consider include loss experience in particular segments of the portfolio, trends and absolute levels of classified loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. If our assumptions are incorrect, our allowance for loan losses may be insufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

SANTA LUCIA BANCORP

Date:	August 20, 2010

/s/ John C. Hansen
John C. Hansen
President and Chief Executive Officer

Date:	August 20, 2010

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