Form 10-Q/A
period 2010-06-30
Santa Lucia Bancorp
filed 2010-08-30
CIK 1355607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

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

Explanatory Note:  The Company is filing this Amendment to its quarterly report on Form 10-Q for the periods ended June 30, 2010 to correct errors discovered in the Edgar version of the report filed with Securities and Exchange Commission on August 23, 2010. Specifically, the Per Share Data for Basic and Diluted Earnings Per Share on the Consolidated Statements of Income has been corrected to $(4.53) and $0.18 for the six months ended June, 2010, and June, 2009, respectively.  Similar disclosure was also corrected in the “EXECUTIVE OVERVIEW - General” discussion on page 16.  (Note - Per share data was previously incorrectly reported as $(4.49) and $0.19 for the respective periods.) In addition, certain errors were corrected in the selected financial information table on page 18 related to percentage change in net income, Basic and Dilutive Earnings Per Share, and Book Value Per Common Share. The errors occurred in the process of finalizing the document for EDGAR filing; elsewhere in the document, the earnings per share values were correctly reported.

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

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending		For the six month period ending
	30-Jun-10	30-Jun-09	30-Jun-10	30-Jun-09
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$2,901	$3,202	$5,924	$6,252
Federal funds sold	2	1	3	1
Investment securities	306	369	620	782
	3,209	3,572	6,547	7,035
Interest expense
Interest-bearing demand deposits	10	15	21	25
Money Market	170	144	333	276
Savings	17	17	34	33
Time certificates of deposit	398	530	837	1,042
Short-term borrowings	—	36	—	74
Long-term debt	33	52	67	109
	628	794	1,292	1,559

Net interest income	2,581	2,778	5,255	5,476

Provision for credit losses	—	110	8,748	350
Net interest income after provision for loan losses	2,581	2,668	(3,493)	5,126
Noninterest income
Service charges and fees	121	130	241	251
Gain on sale of investment securities	215	—	215	92
Other income	136	112	229	222
	472	242	685	565
Noninterest expense
Salaries and employee benefits	1,276	1,351	2,656	2,731
Occupancy	161	156	319	323
Equipment	141	155	285	320
Professional services	195	159	332	312
Data processing	124	142	243	274
Office related expenses	104	106	208	208
Marketing	93	101	174	202
Regulatory assessments	116	180	227	225
Directors' fees and expenses	87	90	176	178
Other real estate owned expenses	495	5	498	5
Other	116	101	210	199
	2,908	2,546	5,328	4,977
Earnings before income taxes	145	364	(8,136)	714

Income taxes	—	127	807	246

Net Earnings	$145	$237	$(8,943)	$468

Per Share Data
Net earnings - basic	$0.04	$0.09	$(4.53)	$0.18
Net Earnings - diluted	$0.04	$0.09	$(4.53)	$0.18

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

For the six months ended June 30, 2010, the Company recorded a net loss of $8.9 million and ($4.53) per diluted common share compared to net earnings of $468 thousand and $0.18 per diluted common share for the six months of 2009.  Significant factors causing the decline in 2010 results compared to 2009 include an increase in the provision for loan losses of $8.4 million associated with loan charge-offs and increased levels of nonperforming and other problem loans, see “Loan Portfolio and the Allowance for Loan Losses” for further discussion, and an increase in income tax expense of over $500 thousand primarily related to increasing the valuation allowance on deferred tax assets to 100% of the related asset at June 30, 2010.

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

The following table presents a summary of selected financial information for the periods ending June 30, 2010 and 2009:

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Summary of Operations:
Interest Income	$3,209	$3,572	-10.16%	$6,547	$7,035	-6.94%
Interest Expense	628	794	-20.91%	1,292	1,559	-17.13%
Net Interest Income	2,581	2,778	-7.09%	5,255	5,476	-4.04%
Provision for Loan Loss	—	110	-100.00%	8,748	350	2399.43%

Net Interest Income After Provision for Loan Losses	2,581	2,668	-3.26%	(3,493)	5,126	-168.14%
Noninterest Income	472	242	95.04%	685	565	21.24%
Noninterest Expense	2,908	2,546	14.22%	5,328	4,977	7.05%

Income Before Income Taxes	145	364	-60.16%	(8,136)	714	-1239.50%
Income Taxes	—	127	-100.00%	807	246	228.05%

Net Income	$145	$237	-38.82%	$(8,943)	$468	-2009.57%

Cash Dividends Paid	$1	$481	-99.79%	$1	$481	-99.79%

Per Common Share Data:
Earnings Per Common Share - Basic	$0.04	$0.09	-55.56%	$(4.53)	$0.18	-2616.67%
Earnings Per Common Share - Diluted	$0.04	$0.09	-55.56%	$(4.53)	$0.18	-2616.67%
Dividends Per Common Share	$—	$0.25	-100.00%	$—	$0.25	-100.00%
Book Value Per Common Share	$5.00	$10.73	-53.41%	$5.00	$10.73	-53.41%

Common Outstanding Shares:	2,003,131	2,000,430	0.14%	2,003,131	2,000,430	0.14%

Statement of Financial Condition Summary:
Total Assets				$265,164	$271,641	-2.38%
Total Deposits				243,217	232,399	4.65%
Total Net Loans				194,828	196,330	-0.77%
Allowance for Loan Losses				7,729	2,174	255.52%
Total Shareholders’ Equity				14,012	25,464	-44.97%

Selected Ratios:
Return on Average Assets	0.21%	0.36%	-40.63%	-6.56%	0.36%	-1918.90%
Return on Average Equity	2.90%	3.67%	-20.96%	-78.93%	3.64%	-2266.91%
Net interest margin	4.15%	4.64%	-10.56%	4.25%	4.64%	-8.41%
Average Loans as a Percentage of Average Deposits	83.03%	89.08%	-6.79%	83.79%	90.09%	-6.99%
Allowance for Loan Losses to Total Loans	3.80%	1.09%	248.62%	3.80%	1.09%	248.62%
Tier I Capital to Average Assets - “Bank Only”				6.53%	10.87%	-39.93%
Tier I Capital to Risk-Weighted Assets - “Bank Only”				8.56%	13.07%	-34.51%
Total Capital to Risk-Weighted Assets - “Bank Only”				9.84%	14.45%	-31.90%

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

31.1                                        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                                        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA LUCIA BANCORP

Date:	August 30, 2010

/s/ John C. Hansen
John C. Hansen
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Sequential
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002