Form 10-Q/A
period 2010-03-31
Santa Lucia Bancorp
filed 2010-09-13
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Santa Lucia Bancorp

Santa Lucia Bancorp

Quarterly Report on Form 10-Q/A for the period ended March 31, 2010

EXPLANATORY NOTE

Santa Lucia Bancorp (“we,” “our,” “us” or the “Company”), parent of Santa Lucia Bank (the “Bank”), is filing this Amendment to its quarterly report on Form 10-Q for the period ended March 31, 2010, originally filed on May 12, 2010, in order to restate previously reported results for this period.  The Company previously announced its intentions to file this Form 10-Q/A on Form 8K filed on August 16, 2010 and the affects of this 10-Q/A have already been included in the results reflected on Form 10-Q and related Form 10-Q/A filed on August 30, 2010, for the period ended June 30, 2010.  This restatement of the quarterly results for March 2010 is necessary for the following reasons:  to reflect an additional provision to our allowance for loan losses of $7.3 million and to increase the valuation allowance for deferred tax assets by $1.1 million.  Additionally, we identified additional loans which are being retroactively reflected as nonaccrual loans.

The increase in the provision for loan losses for the quarter ended March 31, 2010, resulting from this restatement, is the consequence of two significant factors:

•            based on consultation with the Federal Reserve Bank in connection with a recently concluded examination, among other things, to enhance the Bank’s process for determining, documenting and recording an adequate allowance for loan losses (the “ALLL”) and provide more directional consistency relative to underlying trends in the portfolio (e.g. trends in nonaccrual loans, trends in loan losses, trends in past due loans, and trends in classified and other problem loans), the Bank has reviewed its methodology for calculating the ALLL and, working closely with the Bank’s regulators, determined that the revised, methodology that is still subject to further analysis, should be adopted and reflected in the quarterly results for March 31, 2010, and

•            as a result of the determination to restate the March results, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 855, “ Subsequent Events ,” the Bank reassessed its evaluation of potential impairment losses required by ASC Topic 310, “ Receivables, ” the Company evaluated current information available about problem loans, including new information about the valuation of the underlying loan collateral or information about the financial condition of borrowers, and determined that increases expected to be made to the ALLL in June should be included in this restatement of quarterly results for March 31, 2010.

Furthermore, as a result of the increase in the Company’s reported losses, we increased the valuation allowance on deferred tax assets to 100% of the related deferred tax asset because the benefit of such assets is dependent on future taxable income. This resulted in an increase in deferred tax expense of approximately $1.1 million for the quarter ended March 31, 2010.

Finally, in evaluating ASC Topic 855, “Subsequent Events”, the Company increased the amount of loans previously identified as nonaccrual loans by approximately $10.7 million as of March 31, 2010, because these loans were either placed on nonaccrual or charged off subsequent to March 31, 2010.

As a result of the changes noted above and as reflected in this Form 10-Q/A, the Company recognized a net loss of approximately $9.1 million (or $4.57 diluted loss per share) for the quarter rather than the previously reported net loss of $0.7 million (or $0.38 diluted loss per share).

Further discussion regarding the Bank’s ALLL methodology, nonaccrual and other problem loans, and the assessment of the valuation allowance for deferred tax assets can be found in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.  While we are amending only certain portions of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, for convenience and ease of future reference, we are filing the entire Quarterly Report for the quarter ended March 31, 2010, on this Form 10-Q/A.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

	31-Mar-10	31-Dec-09
	(unaudited)
	Restated (1)
Assets
Cash and due from banks	$5,714	$6,588
Federal funds sold	8,700	2,500
Total cash and cash equivalents	14,414	9,088

Securities available for sale	39,729	40,990
Loans, net	191,551	198,099
Premises and equipment, net	8,096	8,223
Deferred income tax asset	—	1,429
Cash surrender value of life insurance	5,438	5,391
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,643	1,643
Other Real Estate Owned	1,122	428
Accrued interest and other assets	5,250	4,632
Total Assets	$267,243	$269,923

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$68,886	$69,850
Interest-bearing demand and NOW accounts	14,375	14,215
Money market	41,651	37,396
Savings	27,917	27,478
Time certificates of deposit of $100,000 or more	55,323	52,146
Other time certificates	37,138	37,638
Total Deposits	245,290	238,723
Short-term borrowings	—	—
Long-term debt	5,988	6,155
Accrued interest and other liabilities	2,112	2,015
Total Liabilities	253,390	246,893
Commitments and contingencies	—	—
Shareholders’ equity
Preferred Stock - Series A	3,849	3,839
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 2,003,031 shares at March 31, 2010 and 1,961,334 shares at December 31, 2009	10,665	10,350
Additional Paid-in Capital	847	814
Retained earnings (Accumulated Deficit)	(1,766)	7,698
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	258	329
Total shareholders’ equity	13,853	23,030
Total liabilities and shareholders’ equity	$267,243	$269,923

(1) Refer toExplanatory Note on page 3 of this document

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending
	31-Mar-10	31-Mar-09
	(unaudited)	(unaudited)
	Restated (1)
Interest Income
Interest and fees on loans	$3,023	$3,050
Federal funds sold	1	—
Investment securities	314	413
	3,338	3,463
Interest expense
Time certificates of deposit of $100,000 or more	253	279
Other deposits	377	391
Short-term borrowings	—	38
Long-term debt	34	57
	664	765

Net interest income	2,674	2,698

Provision for credit losses	8,748	240
Net interest income after provision for loan losses	(6,074)	2,458
Noninterest income
Service charges and fees	120	121
Gain on sale of investment securities	—	92
Other income	93	110
	213	323
Noninterest expense
Salaries and employee benefits	1,380	1,380
Occupancy	158	167
Equipment	144	165
Professional services	137	153
Data processing	119	132
Office related expenses	104	102
Marketing	81	101
Regulatory assessments	111	45
Directors’ fees and expenses	89	88
Other	97	98
	2,420	2,431
Earnings (losses) before income taxes	(8,281)	350

Income taxes	807	119

Net Earnings (Loss)	$(9,088)	$231
Per Common Share Data
Net Earnings (Loss) - basic	$(4.57)	$0.10
Net Earnings (Loss) - diluted	$(4.57)	$0.10

(see accompanying notes)

(1) Refer toExplanatory Note on page 3 of this document

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the three month period ended)
	31-Mar-10	31-Mar-09
	Restated (1)
Cash flows from operating activities:
Net earnings (loss)	$(9,088)	$231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	144	157
Provision for loan losses	8,748	240
Stock-based compensation expense	33	34
Gain on sale of investment securities	—	(92)
Other items, net	918	753
Net cash provided by operating activities	755	1,323

Cash flows from investing activities:
Proceeds from maturities of investment securities	5,131	2,634
Proceeds from sale of investment securities	—	2,555
Purchases of investment securities	(4,000)	(4,000)
Net change in loans	(2,895)	(9,263)
Purchases of bank premises and equipment	(16)	(527)
Net cash (used) by investing activities	(1,780)	(8,601)

Cash flows from financing activities:
Net change in deposits	6,568	8,234
Net change in borrowings	(167)	(166)
Dividends paid on Preferred Stock	(50)	(31)
Cash dividends paid Common Stock	—	(481)
Net cash provided by financing activities	6,351	7,556

Net increase in cash and cash equivalents	5,326	278

Cash and cash equivalents at beginning of year	9,088	8,220
Cash and cash equivalents at end of year	$14,414	$8,498
Supplemental disclosure of cash flow information:
Interest paid	$668	$796
Income taxes paid	$—	$—
Transfer of loans to Other Real Estate Owned	$694	$464

(see accompanying notes)

(1) Refer toExplanatory Note on page 3 of this document

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

For year ending December  31, 2009 and the period ending March 31, 2010

						(Accumulated
						Deficit)	Accumulated
	Comprehensive		Common Stock		Additional	Retained	Other
	Income		Shares		Paid-in	Earnings	Comprehensive
	Restated	Preferred Stock	Outstanding	Amount	Capital	Restated (1)	Income
Balance at December 31, 2008		$3,799,003	1,923,053	$9,894,507	$676,734	$10,682,922	$497,531
Dividends Preferrred Stock						(181,111)
Cash dividends - $0.25 per share						(480,763)
Stock Dividend - 2%			38,281	455,161		(455,161)
Cash in lieu for fractional shares						(2,142)
Accretion on Preferred Stock		40,199				(40,199)
Stock Option Compensation Expense					136,272
Comprehensive Income:
Net earnings (losses) for the year	$(1,825,475)					(1,825,475)
Change in unrealized gain on available-for-sale securities, net of taxes of $210,949	(300,441)						(300,441)
Less reclassification adjustment for gains included in net income, deferred of tax of ($92,761)	132,114						132,114
Refund TARP expenses					759
Total Comprehensive Income	$(1,993,802)
Balance at December 31, 2009		$3,839,202	1,961,334	$10,349,668	$813,765	$7,698,071	$329,204

Dividend Preferred Stock						(50,000)
Stock Dividend - 2%			39,096	293,220		(293,220)
Cash in lieu for fractional shares						(1,385)
Accretion on Preferred Stock		10,050				(10,050)
Exercise of Stock Options			2,701	21,681		(21,681)
Stock Option Compensation Expense					33,320
Comprehensive Income:
Net earnings for the year	$(9,088,481)					(9,088,481)
Change in unrealized gain on available-for-sale securities, net of taxes of $50,143	(71,416)						(71,416)
Total Comprehensive Income	$(9,159,897)
Balance at March 31, 2010		$3,849,252	2,003,131	$10,664,569	$847,085	$(1,766,746)	$257,788

(1) Refer toExplanatory Note on page 3 of this document

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

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of March 31, 2010 and December 31, 2009 is as follows:

	(in thousands)
	31-Mar-10	31-Dec-09
	Restated
Real estate - construction	$38,208	$47,458
Real estate - other	119,230	111,183
Commercial	44,405	41,744
Consumer	1,653	1,783
Gross Loans	203,496	202,168

Deferred loan fees	(719)	(683)
Allowance for loan losses	(11,226)	(3,386)
Net Loans	$191,551	$198,099

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

The Bank’s allowance for loan losses as a percentage of total loans was 5.52% as of March 31, 2010, including the  increase resulting from the effects of this restatement on Form 10-Q/A, and reflects an increase from 1.67% as of December 31, 2009, see Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the “Allowance for Loan Losses”. Management believes that the allowance for loan losses at March 31, 2010 is adequate after considering the above factors. Although management believes the allowance for loan loss is adequate, there is no assurance that at any given period the Company will not sustain charge-offs that are substantial in relation to the size of the allowance.

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

Note 3 Commitments and Contingencies:

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

Note 4 Earnings Per Share:

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS (in thousands, except share data):

Three Months Ending
31-Mar-10		Three Months Ending
Restated		31-Mar-09
Income	Shares	Income	Shares
(Numerator)	(Denominator)	(Numerator)	(Denominator)
$(9,088)		$231
(60)		(41)
	2,001,961		1,923,053
(9,148)	2,001,961	190	1,923,053

	44,849		10,605
$(9,148)	2,046,810	$190	1,933,658

Common stock equivalents for the three months ending March 31, 2010 have been excluded from the calculation of diluted earnings (loss) per share since their effect was anti-dilutive.

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

Note 6 Fair Value Measurement:

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

	Fair Value Measurements as of March 31, 2010 using
	Level 1	Level 2	Level 3	Total
			(Restated)
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$39,290,355	$—	$—	$39,290,355

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired Loans, Net of Specific Reserves	$—	$—	$17,471,053	$17,471,053
Other Real Estate Owned	$—	$—	$1,122,232	$1,122,232

	Fair Value Measurements as of December 31, 2009 using
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$40,989,899	$—	$—	$40,989,899

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired Loans, Net of Specific Reserves	$—	$—	$6,407,114	$6,407,114
Other Real Estate Owned	$—	$—	$428,000	$428,000

Collateral-dependent impaired loans has a net carry value of $17,471,053 which is made up of the loan balance, net of specific reserves of $3,142,405 at March 31, 2010, compared to $6,407,114 at December 31, 2009.

Other real estate owned had a net carrying amount of $1,122,232, which is made up of the outstanding balance of $1,122,232, net of valuation allowance of $0.00 at March 31, 2010 compared to $428,000 at December 31, 2009.

As a result of this restatement on Form 10-Q/A, the Company reassessed its collateral dependent impaired loans and increased the previously reported approximately $13.1 million by $4.3 million, with related specific reserves of $3.1 million.

Note 7 Investment Securities:

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

Note 8 Fair Value of Financial Instruments:

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

The estimated fair value of financial instruments at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010		December 31, 2009
	Carrying	Market	Carrying	Market
	value	value	value	value
Financial Assets:
Cash and cash equivalents	$5,714,000	$5,714,000	$6,588,396	$6,588,396
Fed Funds sold	8,700,000	8,700,000	2,500,000	2,500,000
Investment securities	39,729,000	39,729,000	40,989,899	40,989,899
Loans receivable, net (restated)	191,551,000	192,621,000	198,098,998	195,723,998
Cash surrender value of life insurance	5,438,000	5,438,000	5,390,410	5,390,410
Federal Reserve Bank and FHLB stock	1,643,000	1,643,000	1,643,400	1,643,400
Accrued interest receivable and other assets	5,250,000	5,250,000	6,060,528	6,060,528

Financial Liabilities:
Time deposits	$92,461,000	$92,682,000	$89,782,887	$90,088,000
Other deposits	152,829,000	146,187,000	148,939,637	145,844,637
Other borrowings	—	—	—	—
Long-term debt	5,988,000	5,988,000	6,154,932	6,154,932
Accrued interest and other liabilities	2,112,000	2,112,000	2,015,491	2,015,491

Note 9 Recently Issued Accounting Pronouncements:

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

Note 10  Stock Dividend:

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Santa Lucia Bancorp (the “Company”) (OTC Bulletin Board: SLBA) is a California corporation organized in 2006 to act as the holding company for Santa Lucia Bank (the “Bank”), a four office bank serving San Luis Obispo and northern Santa Barbara Counties.

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

EXECUTIVE OVERVIEW

General

The highlights for the quarter ended March 31, 2010  were as follows  (please note that given the results of the fourth quarter of 2009, the Company has added certain comparative information for that period as well as for the first quarter of 2009 for a more complete comparison of the Company performance):

•                  For the first quarter of 2010, the Company reported a net loss applicable to common shareholders of $9.1 million or $4.57 per diluted common share.  This compares to a net loss applicable to common shareholders of $1,944,000 or $1.02 per diluted common share for the linked quarter ended December 31, 2009.  For the first quarter of 2009, the Company showed a net profit applicable to common shareholders of $231,000 or $0.10 per diluted common share.

•                  Net (loss) for the three month period ending March 31, 2010 was primarily the result of the $8.7 million provision to the allowance for loan losses coupled with income tax expense of $807 thousand associated with an increase in the valuation allowance on deferred tax assets.

•                  After consultation with the FRB, the allowance for loan losses increased to $11.2 million or 5.52% of total loans as of March 31, 2010 compared to $3.4 million or 1.67% at December 31, 2009 and $2.1 million or 1.08% at the end of the first quarter of 2009. Non-performing loans increased to $20.2 million as of March 31, 2010 compared to $6.4 million at December 31, 2009 and $1.1 million for the first quarter ended 2009. Non-performing loans totaled 9.95% of total gross loans as of March 31, 2010, compared to 0.53% as of the same period in 2009 and 3.17% as of December 31, 2009. Net charge offs were $908,000 for the first quarter of 2010, $3,776,000 in the fourth quarter of 2009 and $418,000 in the first quarter of 2009, respectively.

•                  Net interest margin fell to 4.35% for the period, compared to 4.65% for the same period in 2009 and 4.49% for the quarter ended December 31, 2009, primarily due to drops in average loan and investments yields during the quarter of  32 basis points and 128 basis points, respectively, when compared with the year earlier quarter.

•                  Total shareholders’ equity decreased to $13,853,000 as of March 31, 2010 compared to $23,030,000 at December 31, 2009 and $25,294,000 for the same period in 2009.  The Company’s capital ratios at March 31, 2010, result in the Bank being considered “adequately capitalized” for regulatory purposes.  The capital ratios for March 31, 2010 were as follows: Tier 1 Capital to Average Assets 6.52%; Tier 1 Capital to Risk-Weighted Assets 8.36%; and Total Capital to Risk-Weighted Assets 9.71%.

•                  The Company declared a 2% stock dividend to all shareholders of record as of March 31, 2010 reflecting the Board’s 2009 decision to issue a stock dividend rather than a cash dividend during these difficult economic times.  This compares to a $0.25 per share cash dividend that was paid in the same period for 2009.

•                  Total loans net of unearned income increased slightly to $202,777,000 as of March 31, 2010 compared to $201,485,000 at December 31, 2009 and $197,323,000 as of March 31, 2009.

•                  Total deposits increased $6,567,000 or 2.8% from $238,723,000 at December 31, 2009 to $245,290,000 at March 31, 2010 compared to $220,551,000 at March 31, 2009.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)
	Unaudited
	Three Months Ended
	March 31,		%
	2010	2009	Change
Summary of Operations:
Interest Income	$3,338	$3,463	-3.61%
Interest Expense	664	765	-13.20%
Net Interest Income	2,674	2,698	-0.89%
Provision for Loan Loss	8,748	240	3545.00%

Net Interest Income After Provision for Loan Losses	(6,074)	2,458	-347.11%
Noninterest Income	213	323	-34.06%
Noninterest Expense	2,420	2,431	-0.45%

Income Before Income Taxes	(8,281)	350	-2466.00%
Income Taxes	807	119	578.15%

Net Income	$(9,088)	$231	-4034.20%

Cash Dividends Paid	$—	$481	-100.00%
Cash Dividends Paid Preferred Stock	$50	$31	61.29%

Per Common Share Data:
Net Income - Basic	$(4.57)	$0.10	-4670.00%
Net Income - Diluted	$(4.57)	$0.10	-4670.00%
Dividends	$—	$0.250	-100.00%
Book Value	$4.89	$11.07	-55.83%

Common Outstanding Shares:	2,003,131	1,923,053	4.16%

Statement of Financial Condition Summary:
Total Assets	$267,243	$260,039	2.77%
Total Deposits	245,290	220,551	11.22%
Total Net Loans	191,551	195,191	-1.86%
Allowance for Loan Losses	11,226	2,132	426.55%
Total Shareholders’ Equity	13,853	25,294	-45.23%

Selected Ratios:
Return on Average Assets	-13.43%	0.36%	-3803.40%
Return on Average Equity	-157.91%	3.61%	-4472.72%
Net interest margin	4.35%	4.65%	-6.45%
Average Loans as a Percentage of Average Deposits	84.58%	91.17%	-7.22%
Allowance for Loan Losses to Total Loans	5.52%	1.08%	13.68%
Tier I Capital to Average Assets - “Bank Only”	6.52%	11.11%	-41.31%
Tier I Capital to Risk-Weighted Assets - “Bank Only”	8.36%	13.07%	-36.04%
Total Capital to Risk-Weighted Assets - “Bank Only”	9.71%	14.45%	-32.80%
Tier I Capital to Average Assets - “Bancorp”	6.94%	11.76%	-40.99%
Tier I Capital to Risk-Weighted Assets - “Bancorp”	8.89%	13.85%	-35.81%
Total Capital to Risk-Weighted Assets - “Bancorp”	10.24%	15.23%	-32.76%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROAE.  Our net income (loss) decreased to ($9.1) million for the quarter ended March 31, 2010 from $231 thousand for the same period in 2009.  The primary reason for the decrease in earnings and EPS was the additional allocation to the loan loss provision of $8.7 million.  Basic and diluted earnings per share for the quarter ended March 31, 2010 were ($4.57), and ($4.57), respectively, which compares to $0.10 and $0.10 for the quarter ended March 31, 2009.  As a result of the significant loss in 2010, ROAE for the quarter ending March 31, 2010, decreased to –157.91% compared to 3.61% for the same period in 2009.

Comparing information from the linked fourth quarter of 2009 to the first quarter of 2010 was as follows:  net loss applicable to common shareholders for the first quarter of 2010 was ($9.1) million or ($4.57) per diluted common share compared to a net loss for the fourth quarter of 2009 of ($1.9) million or ($1.02) per diluted common share.  The provision for loan losses in the first quarter of 2010 was $8.7 million compared to $3.9 million made during the fourth quarter of 2009.  Net interest income for the first quarter of 2010 was $ 2,674,000 compared to $2,640,000 for the fourth quarter of 2009.

Return on Average Assets.  Our return on average assets, or ROAA, is a measure we use to compare our performance with other bank’s and bank holding companies.  ROAA for the quarter ended March 31, 2010 was -13.43% which declined significantly from 0.36% for the same period in 2009 primarily due to the additional allocation to the loan loss provision.  ROAA was -0.69% for the quarter ended December 31, 2009.

Asset Quality.  For all bank’s and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of nonperforming loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans.  These measures are key elements in estimating the future earnings of a company. There were 37 non-performing loans totaling $20.2 million as of March 31, 2010 compared to eight loans totaling $6.4 million at December 31, 2009 and $1.1 million at March 31, 2009.  Nonperforming loans as a percentage of total loans increased to 9.95% as of March 31, 2010, compared to 3.17% at December 31, 2009 and 0.53% as of March 31, 2009, due primarily to the decline in the current market values coupled with the decline in customer cash flows. Charged off loans for the three months ended March 31, 2010 was $960 thousand or 0.47% compared to $4.4 million or 2.17% at December 31, 2009 and $418 thousand or 0.21% at March 31, 2009.  The Company had two Other Real Estate Owned properties at March 31, 2010 totaling $1.1 million or 0.55%, $428 thousand or 0.31% at December 31, 2009 and $418 thousand or 0.23% at March 31, 2009. Allowance for loan losses increased to $11.2 million as of March 31, 2010 compared to $2.1 million at March 31, 2009 and $3.4 million as of December 31, 2009. The allowance as a percentage of total loans was 5.52% at March 31, 2010, 1.67% at December 31, 2009 and 1.08% at March 31, 2009, respectively. As explained in the Explanatory Note to the Form 10-Q/A, the Company increased the amount of loans previously identified as nonaccrual loans by approximately $10.7 million as of March 31, 2010, because these loans were either placed on nonaccrual or charged off subsequent to March 31, 2010.  During the quarter ended June 30, 2010, approximately $3.5 million in loan charge-offs were recognized, which reduced the level of the allowance and nonaccrual loans in that quarter.

Asset Growth.  Total assets at March 31, 2010, of $267.2 million decreased slightly from $269.9 million at December 31, 2009, and increased slightly from $260.0 million as of March 31, 2009.  Net loans decreased $6.6 million to $191.5 million at March 31, 2010 compared to $198.1 million at December 31, 2009, primarily as a result of the increase in the allowance for loan losses.  Total deposits increased to $245.3 million as of March 31, 2010 compared to $238.7 million as of December 31, 2009 and $220.6 million as of March 31, 2009. This increase of $24.7 million or 11.22% is primarily due to the increase in money market and time deposits over $100 thousand when comparing March 31, 2010 to March 31, 2009.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings, before taxes and provision for loan losses, are generated as a percentage of revenue; a lower ratio is more “efficient”.  Our efficiency ratio increased to 83.8% for the first three months of 2010 compared to 80.50% for the same period in 2009 and 81.8% at December 31, 2009.  This is due to a decrease in the bank’s net interest margin.  Net interest income before provision decreased 0.89% to $2.7 million for the three months ended March 31, 2010, while operating expenses decreased 0.45% or $11 thousand to $2.42 million for the quarter ended March 31, 2010 from $2.43 million for the year earlier quarter and $2.6 million for the quarter ended December 31, 2009.

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

RESULTS OF OPERATIONS

Net Income

Our net loss of ($9.1) million for the three months ended March 31, 2010, reflects a significant drop from the net income of $231 thousand in the like period of 2009. The decrease in earnings is largely attributable to the significant increase of approximately $8.5 million in the provision for loan losses for the three months ended March 31, 2010, and partially results from the increase in income tax expense of almost $700 thousand compared to the prior year.

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

AVERAGE BALANCE SHEET INFORMATION

	For the three months ending March 31,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Loans	$202,387	$3,023	5.97%	$193,981	$3,050	6.29%
Investment securities	39,437	314	3.18%	37,046	413	4.46%
Federal funds sold	4,223	1	0.09%	966	—	0.00%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	246,047	3,338	5.43%	231,993	3,463	5.97%
Other assets	28,035			25,014
Less allowance for loan losses	(3,481)			(2,281)
Total average assets	$270,601			$254,726

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$14,097	$11	0.31%	$13,137	$10	0.30%
Money Market	40,340	163	1.62%	28,149	132	1.88%
Savings	27,277	17	0.25%	26,304	16	0.24%
Time certificates of deposit	91,768	439	1.91%	73,476	512	2.79%
Total average interest-bearing deposits	173,482	630	1.45%	141,066	670	1.90%

Short-term borrowings	67	—	0.00%	7,291	38	2.08%
Long-term borrowings	6,140	34	2.21%	6,807	57	3.35%
Total interest-bearing liabilities	179,689	664	1.48%	155,164	765	1.97%

Demand deposits	65,797			71,706
Other liabilities	2,094			2,269
Shareholders’ equity	23,021			25,587
Total average liabilities and shareholders’ equity	$270,601			$254,726
Net interest income		$2,674			$2,698
Net interest margin			4.35%			4.65%

Net interest income decreased 0.89% for the quarter ended March 31, 2010 as compared to the same period in 2009, as decreasing yields on earning assets, and the slower effect of re-pricing higher cost of funds combined to decrease our net interest margin.  The yield on interest-earning assets decreased to 5.43% for the current quarter, as compared to 5.74% in the immediately preceding quarter and 5.97% a year ago.  The cost of total interest-bearing liabilities decreased to 1.48% for the current quarter, as compared to 1.82% in the immediately preceding quarter and 1.97% a year ago. Net interest margin for the three months ended March 31, 2010 was 4.35% compared to 4.65% for the three months ended March 31, 2009, primarily due to drops in average loan and investment yields during the quarter of 32 basis points and 119 basis points, respectively when compared with the year earlier period.   This represents a decrease of 30 basis points or 6.45%.

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

The average deposit cost of funds for the three months ended March 31, 2010 decreased 45 basis points from 1.90% in March of 2009 to 1.45% in March of 2010.  The Company anticipates a continued decrease in its deposit cost of funds during the balance of this year as higher cost fixed rate deposits mature and re-price at market rates.

Noninterest Income

Noninterest income for the three months ended March 31, 2010 was $213 thousand compared to $323 thousand for the same period in 2009.  That represents a decrease of $110 thousand or 34.06%, which is primarily due to the gain on sale of securities realized in 2009 of $92 thousand compared to zero in first quarter of 2010.

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

Noninterest Expenses

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

Regulatory assessment fees for the period ending March 31, 2010 were $111 thousand, which reflects an increase of $66 thousand or 146.67% compared to $45 thousand over the same period in 2009. This was primarily due to the increase in the Federal Deposit Insurance special assessment fees assessed on all banks, the increase in regular assessment fees and the company’s participation in the TLGP Transaction Account Guarantee Program.

Director expense for the three months ended March 31, 2010 totaled $89 thousand, which reflects an increase of $1 thousand or 1.14% over the like period in 2009.

Other expense for the three months ended March 31, 2010 totaled $97 thousand which reflects a decrease of $1 thousand or 1.02% over the same period in 2009

Income Taxes

As a result of the increase in the Bank’s reported losses, we have increased the valuation allowance on deferred tax assets to 100% of the related deferred tax asset because the benefit of such assets is dependent on future taxable income.  As discussed in the “EXPLANATORY NOTE” above, the effect of this increase to the valuation allowance was retroactively restated to the quarter ended March 31, 2010.  As a result, income tax expense for the quarter ending March 31, 2010, was $807,000 despite the pre-tax losses reported.  As the Company implements plans to return to profitability, future operating earnings, if any, would benefit from significant net operating loss carryforwards.

Loan Related Data

As discussed in the Explanatory Note to this Form 10-Q/A, certain adjustments have been made to restate previously reported results for the quarter ending March 31, 2010.  These adjustments to restate March results affected the loan portfolio primarily because of the significant increase in the allowance for loan losses and the identification of a number of additional loans as nonaccrual loans, which was necessary because these loans were either placed on nonaccrual or charged off subsequent to March 31, 2010.  Further discussion of the loan portfolio, the allowance for loan losses and nonaccrual loans considers these adjustments to March results, as restated.

While the Bank has continued to experience demand for new loans, certain existing loans have been adversely affected by the decline in the local economy.  The impact of the economy has been especially difficult for our borrowers with real estate secured loans, which constituted 77.4% of total loans at March 31, 2010.  Of this number, 58% were commercial real estate loans.  This compares to 78.5% and 79.2% for loans secured by real estate as of December 31, 2009 and March 31, 2009, respectively.  Commercial real estate loans comprised 45.0% and 56.2% of real estate secured loans as of those periods, respectively.

In general, collateral values have declined as real estate values have fallen in our markets throughout the periods covered by this Report and several borrowers, including some with long borrowing histories and relationships with the Bank have experienced difficulty in meeting contractual payments obligations.  This has resulted in write downs of certain loans as underlying collateral values have deteriorated as well as the restructuring of other loans as borrowers experience reductions in cash flow available to service their debt.  Other loans have become non-performing and the Bank is pursuing various legal remedies including foreclosure.

The Bank had 37 non-performing loans totaling $20.2 million as of March 31, 2010 (9.95% of total gross loans) compared to eight non performing loans totaling $6.4 million at December 31, 2009 (3.2% of total net loans) and three non-performing loans totaling $1.1 million as of March 31, 2009 (0.5% of total net loans).  The increase in non-performing loans as of March 31, 2010 was a result of the current economic downturn and a continued reduction in real estate collateral values.  For loans that were considered to be impaired, the Bank determined the fair value of the real estate collateral and charged off the portions of such loans considered uncollectible based on these analyses.

The Bank experienced net charge-offs of $908,000 in the first quarter of 2010, $3,776,000 in the fourth quarter of 2009 and $418,000 for the first quarter of 2009. As explained in the Explanatory Note to this Form 10-Q/A, additional loans have been identified as nonaccrual at March 31, 2010, because they were charged-off subsequent to March 31; during the quarter ended June 30, 2010, loan charge-offs totaled approximately $3.5 million.

On a comparative basis, problem loan and loan related data are detailed in the following tables:

	March	December	March
	2010	2009	2009
	Restated
Charge offs	$960	$4,386	$418
Recoveries	52	2	—
OREO	1,122	428	464
Nonaccrual Loans	20,245	6,407	1,058
Accruing loans over 90 days past due	—	—	—
Allowance for Loan Loss	11,226	3,386	2,132
Period-end Gross Loans	203,496	202,168	197,996

	March	December	March
	2010	2009	2009
Ratio comparison to Period-end Gross Loans to
Charge offs	0.47%	2.17%	0.21%
Recoveries	0.03%	0.00%	0.00%
OREO	0.55%	0.21%	0.23%
Nonaccrual Loans	9.95%	3.17%	0.53%
Accruing loans over 90 days past due	0.00%	0.00%	0.00%
Allowance for Loan Loss	5.52%	1.67%	1.08%

The Bank’s credit portfolio continues to be reviewed by our outside loan review firm on a monthly basis as well as the regular and enhanced review and ongoing evaluation of the loan portfolio by the Bank’s lending staff. It is management’s belief that although the additional controls are in place, there is no assurance with the current economic conditions, loss of jobs and declining market values on real estate that other existing long term lending relationships may decline causing the Company to charge off and write down loans to fair value and place additional loans on nonaccrual status.  Additionally, more current information about the Bank’s loan portfolio and the related allowance for loan losses may be found in the Form 10-Q and related Form 10-Q/A filed on August 30, 2010, for the periods ended June 30, 2010.

Allowance for Loan Losses

As discussed in the Explanatory Note to this Form 10-Q/A, certain adjustments have been made to restate previously reported results for the quarter ending March 31, 2010.  The adjustments to restate March results affected the disclosures about the allowance for loan losses and nonaccrual loans because:

•                  based on consultation with the Federal Reserve Bank in connection with a recently concluded examination, among other things, to enhance the Bank’s process for determining, documenting and recording an adequate allowance for loan losses (the “ALLL”) and provide more directional consistency relative to underlying trends in the portfolio (e.g. trends in nonaccrual loans, trends in loan losses, trends in past due loans, and trends in classified and other problem loans), the Bank has reviewed its methodology for calculating the ALLL and, working closely with the Bank’s regulators, determined that the revised, methodology that is still subject to further analysis, should be adopted and reflected in the quarterly results for March 31, 2010, and

•                  as a result of the determination to restate the March results, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 855, “ Subsequent Events ,” the Bank reassessed its evaluation of potential impairment losses required by ASC Topic 310, “ Receivables, ” the Company evaluated current information available about problem loans, including new information about the valuation of the underlying loan collateral or information about the financial condition of borrowers, and determined that increases expected to be made to the ALLL in June should be included in this restatement of quarterly results for March 31, 2010.

Further discussion of the Company’s ALLL and nonaccrual loans, below, considers these adjustments to March results, as restated.

The Bank made a $8.7 million addition to its ALLL during the three month period ending March 31, 2010 compared to $240 thousand in the first quarter 2009. The provision for the quarter ended December 31, 2009 was $3.9 million.  The ALLL at March 31, 2010, was 5.52% of total loans, compared to 1.67% at December 31, 2009 and 1.08% at March 31, 2009. The significant increase in the level of the ALLL to total loans in March 2010 is partially the result of  enhancements to the ALLL methodology and partially to account for the loan charge-offs that were taken in the quarter ended June 2010, which totaled approximately $3.5 million, and reduced the ALLL in the second quarter.

The Bank evaluates the ALLL based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the ALLL is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at March 31, 2010 is adequate.

The ALLL represents management’s best estimate of losses inherent in the existing loan portfolio.  The ALLL is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.  The provision for loan losses is determined based on management’s assessment of several qualitative factors: changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups; the level of classified and nonperforming loans and the results of regulatory examinations.  Consideration is also given to the possible effects of changes in lending policies and procedures; the experience and depth of lending management and staff; concentrations, and changes in underlying collateral values.  For loans not considered to be impaired, management uses historical loss experience coupled with the previously mentioned qualitative factors to determined estimated reserves.

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

Nonaccrual Loans

The Bank had 37 nonaccrual loans totaling $20.2 million as of March 31, 2010, compared to three nonaccrual loans totaling $1.0 million at March 31, 2009.  20 of these are commercial loans to 10 borrowers totaling $5.1 million, with four of the loans supported by government guarantees from either Cal Coastal or SBA reducing the Bank’s exposure to $4.2million.  These loans were written down an aggregate of $280 thousand prior to quarter end.  These loans are secured predominately with business assets and/or real estate.  The Bank is working with the borrowers where possible and has obtained legal counsel where necessary to maximize repayment.

Nonperforming real estate secured loans consists of 17 loans totaling $15.2 million, which were written down a total of $617 thousand prior to quarter end.  There are 6 loans within this category totaling $2.6 million secured by 1-4 family residences.  The first is for an individual’s personal residence.  The Bank is working with legal counsel and is proceeding through the foreclosure process.  The second loan is a home equity line of credit with payments being made as agreed.  Three of the loans have been restructured with the borrowers meeting the revised payment requirement.  The Bank is working with legal counsel on the remaining loan to determine the appropriate legal action.  Five commercial income properties are included within this category totaling $2.6 million.  The Bank accepted a deed in lieu of foreclosure on one of the properties and subsequently transferred it to Other Real Estate Owned at its fair market value.  The second commercial property is making payments on a restructured basis.   The Bank has initiated foreclosure proceedings on another commercial property in this category. There are 6 loans secured by land totaling $10 million.  An offsite development loan for a mixed use property was placed on nonaccrual as of December 31, 2009.  The Bank continues to work with the borrowers to move this project forward.  The Bank placed a mixed use property loan on nonaccrual as of March 31, 2010.  The borrowers continue to make payments in accordance with the loan agreement.  There are two residential land loans that are currently listed for sale.  There is one land loan secured by commercial property that is currently being analyzed for extension.  The final property in this category for an offsite development project is one the Bank has a participation interest in with the property being located outside the Bank’s service area.  A portion of the Bank’s collateral totaling $694 thousand was transferred to OREO during the quarter.  The originating Bank is working to obtain a release from the bankruptcy court so that foreclosure can be completed on the remaining collateral properties as well as pursuing legal action for collection from both the borrower and guarantors.

OREO

At March 31, 2010 the company had two Other Real Estate Owned properties totaling $1.1 million compared to one property at December 31, 2009 totaling $428 thousand and $667 thousand as of March 31, 2009.  The first property is a single family residence totaling $428 thousand that is actively being marketed for sale at this time with no loss anticipated.  The second relates to land and has been subsequently written down in the second quarter of 2010 by $203 thousand to $491 thousand.

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

On August 31, 2010, the Company elected to defer interest payments on the trust preferred securities in accordance with and allowable under the indenture agreement and does not anticipate resuming those interest payments in the near term.  The indenture agreement allows the Company to continue to elect deferment for up to 20 calendar quarters without being in default.  During this deferral period, the indenture agreement prohibits us from paying dividends on our common and preferred stock.  The Company elected this deferral period in order to provide us more flexibility as we strategize to improve the operations and capital position of the Company; however, the election to defer payments on our trust preferred securities could adversely affect our business operations, financial condition, results of operations and prospects.

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

Capital

Total shareholders’ equity at March 31, 2010 totaled $13.9 million compared to $23.0 million at December 31, 2009. The decrease is due primarily the net loss reported of $9.1 million. as well as the effects from the payment of the preferred stock dividend.  The preferred stock dividend is paid directly from capital, not from expenses; therefore, preferred stock dividends reduce capital directly and reduce EPS on common stock.

As part of the United States Treasury’s Capital Purchase Program, the Company entered into a Purchase Agreement on December 19, 2008 with the United States Department of Treasury, where the Company agreed to issue and sell 4,000 shares of the Company’s Series A Preferred Stock and a warrant to purchase 38,869 shares of the Company’s Common Stock for an aggregate purchase price of $4,000,000 in cash.  The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price equal to $15.436 (adjusted for the 2.0% stock dividend declared on March 17, 2010) per share of the Common Stock.  In addition to the Company’s election to defer interest payments on its Trust Preferred Securities (see above), the Company intends to stop declaring and paying dividends on its Preferred Stock; however, dividends will continue to cumulate pursuant to the terms of the Purchase Agreement.

The primary source of our funds from which the Company services its debt and pays its obligations and dividends is existing working capital and the receipt of dividends from the Bank.   Based on the financial condition of the Company and the Bank, various statutes and regulations may limit the ability of the Company to pay dividends on its preferred stock or other equity securities and may limit the availability of dividends to the Company from the Bank.  These limitations may adversely affect our business operations, financial condition, results of operations and prospects.  If the Company fails to pay dividends on Series A Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu  with the Series A Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.

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

	Regulatory Minimum Ratio	“Well Capitalized” Minimum Ratio	March 2010	December 2009
Tier I Capital to Average Assets - “Bank Only”	4.0%	5.0%	6.5%	9.7%
Tier I Capital to Risk-Weighted Assets - “Bank Only”	4.0%	6.0%	8.4%	11.9%
Total Capital to Risk-Weighted Assets - “Bank Only”	8.0%	10.0%	9.7%	13.2%
Tier I Capital to Average Assets - “Bancorp”	4.0%	5.0%	6.9%	10.3%
Tier I Capital to Risk-Weighted Assets - “Bancorp”	4.0%	6.0%	8.9%	12.5%
Total Capital to Risk-Weighted Assets - “Bancorp”	8.0%	10.0%	10.2%	13.9%

At March 31, 2010, the Bank is considered “adequately capitalized”, because one ratio does not meet the test for “well capitalized”. The other two ratios meet the minimum required to be considered “well capitalized.” The Bank is considering alternatives to enhance its capital ratios to the “well capitalized” level, including strategies to reduce total assets, initiatives to improve core operating earnings, and strategies to raise capital.

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two credit lines with FHLB totaling $43.6 million.  The Bank’s current Liquidity policy is to maintain a liquidity ratio of not less than 20.0% based on regulatory formula. As of March 31, 2010 the Bank had a liquidity ratio of 22.5% compared to 19.0% at March 31, 2009 and 20.9% at December 31, 2009.

Interest Rate Sensitivity

The Bank closely follows the maturities and re-pricing opportunities of both assets and liabilities to reduce gaps in interest spreads.  An analysis is performed quarterly to determine the various interest sensitivity gaps, the economic value of equity and earnings at risk.  The reports indicate that the Bank is asset sensitive, meaning that when interest rates change, assets (loans) will re-price faster than short-term liabilities (deposits).  With a decrease in the prime lending rate loans re-price faster than the deposits.

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

Critical Accounting Policies

This discussion should be read in conjunction with the unaudited consolidated financial statements of the Company, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Bank’s Form 10-K for the year ended December 31, 2009.

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

Available-for-Sale Securities

The fair values of most securities classified as available-for-sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

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

ITEM 4T CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report.  Based upon, and as of the date of that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the disclosures controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Based on the need to revise the unaudited consolidated financial statements for the quarter ended March 31, 2010, as explained in this Form 10-Q/A, management and the audit committee have taken steps to evaluate internal controls and have concluded their design is adequate.

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

ITEM 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA LUCIA BANCORP

Date: September 13, 2010
/s/ John C. Hansen
John C. Hansen
President and Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2010
/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Sequential
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002