Form 10-Q
period 2010-09-30
Santa Lucia Bancorp
filed 2010-11-15
CIK 1355607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of November 8, 2010: 2,003,131.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets

(in thousands)

	30-Sep-10	31-Dec-09
	(unaudited)
Assets
Cash and due from banks	$5,926	$6,588
Federal funds sold/EBA	17,400	2,500
Total cash and cash equivalents	23,326	9,088

Due from financial institutions time deposits	348	—
Securities available for sale	33,468	40,990
Loans, net	185,916	198,099
Premises and equipment, net	7,861	8,223
Deferred income tax asset	—	1,429
Cash surrender value of life insurance	5,537	5,391
Federal Reserve Bank and
Federal Home Loan Bank stock, at cost	1,630	1,643
Other Real Estate Owned	1,653	428
Accrued interest and other assets	4,925	4,632
Total Assets	$264,664	$269,923

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$70,572	$69,850
Interest-bearing demand and NOW accounts	12,751	14,215
Money market	46,395	37,396
Savings	29,158	27,478
Time certificates of deposit of $100,000 or more	52,601	52,146
Other time certificates	35,623	37,638
Total Deposits	247,100	238,723
Short-term borrowings	—	—
Long-term debt	5,654	6,155
Accrued interest and other liabilities	2,345	2,015
Total Liabilities	255,099	246,893
Commitments and contingencies	—	—
Shareholders’ equity
Preferred Stock - Series A	3,869	3,839
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 2,003,131 shares at September 30, 2010 and 1,961,334 shares at December 31, 2009	10,665	10,350
Additional Paid-in Capital	920	814
Retained earnings (Accumulated deficit)	(6,358)	7,698
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	469	329
Total shareholders’ equity	9,565	23,030
Total liabilities and shareholders’ equity	$264,664	$269,923

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending		For the nine month period ending
	30-Sep-10	30-Sep-09	30-Sep-10	30-Sep-09
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$2,808	$3,102	$8,732	$9,354
Federal funds sold/EIB	1	3	4	4
Investment securities	245	360	865	1,142
	3,054	3,465	9,601	10,500
Interest expense
Interest-bearing demand deposits	7	12	28	37
Money Market	138	153	471	429
Savings	18	17	52	50
Time certificates of deposit	360	521	1,197	1,563
Short-term borrowings	—	5	—	79
Long-term debt	35	43	102	152
	558	751	1,850	2,310

Net interest income	2,496	2,714	7,751	8,190

Provision for credit losses	4,700	400	13,448	750
Net interest income after provision for loan losses	(2,204)	2,314	(5,697)	7,440
Noninterest income
Service charges and fees	117	128	358	379
Gain on sale of investment securities	—	—	215	92
Other income	111	127	340	349
	228	255	913	820
Noninterest expense
Salaries and employee benefits	1,231	1,302	3,887	4,033
Occupancy	164	170	483	493
Equipment	145	161	430	481
Professional services	212	152	544	464
Data processing	119	128	362	402
Office related expenses	107	97	315	305
Marketing	106	97	280	299
Regulatory assessments	306	95	533	320
Directors’ fees and expenses	93	88	269	266
Other real estate owned expenses	77	—	575	—
Other	81	77	291	281
	2,641	2,367	7,969	7,344
Earnings (Loss) before income taxes	(4,617)	202	(12,753)	916

Income taxes	—	59	807	305

Net (Loss)/Earnings	$(4,617)	$143	$(13,560)	$611

Dividends and Accretion on Preferred Stock	$60	$60	$180	$161

Net (Loss)/Earnings Applicable to Common Shareholders	$(4,677)	$83	$(13,740)	$450
Per Share Data
Net earnings - basic	$(2.33)	$0.04	$(6.86)	$0.23
Net Earnings - diluted	$(2.33)	$0.04	$(6.86)	$0.22

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

For year ending December 31, 2009 and the period ending September 30, 2010

			Common Stock		Additional	Retained Earnings	Accumulated Other
	Comprehensive Income	Preferred Stock	Shares Outstanding	Amount	Paid-in Capital	(Accululated deficit)	Comprehensive Income
Balance at January 1, 2009		$3,799	1,923,053	$9,895	$677	$10,683	$497
Dividends Preferrred Stock						(181)
Cash dividends - $0.25 per share						(481)
Stock Dividend - 2%			38,281	455		(455)
Cash in lieu for fractional shares						(2)
Accretion on Preferred Stock		40				(40)
Stock Option Compensation Expense					136
Comprehensive Income:
Net earnings (losses) for the year	$(1,826)					(1,826)
Change in unrealized gain on available-for-sale securities, net of taxes of $210,949	(300)						(300)
Less reclassification adjustment for gains included in net income, deferred of tax of ($92,761)	132						132
Refund TARP expenses					1
Total Comprehensive Income	$(1,994)
Balance at December 31, 2009		$3,839	1,961,334	$10,350	$814	$7,698	$329

Dividend Preferred Stock						(150)
Stock Dividend - 2%			39,096	293		(293)
Cash in lieu for fractional shares						(1)
Accretion on Preferred Stock		30				(30)
Exercise of Stock Options			2,701	22		(22)
Stock Option Compensation Expense					106
Comprehensive Income:
Net earnings for the year	$(13,560)					(13,560)
Change in unrealized gain on available-for-sale securities, net of taxes of $10	14						14
Less reclassification adjustment for gains included in net income, deferred of tax of ($89)	126						126
Total Comprehensive Income	$(13,420)
Balance at September 30, 2010		$3,869	2,003,131	$10,665	$920	$(6,358)	$469

(see accompanying notes)

Santa Lucia Bancorp

Consolidated Statements of Cash Flow

(in thousands)

	(For the nine month period ended)
	30-Sep-10	30-Sep-09
Cash flows from operating activities:
Net earnings (loss)	$(13,560)	$611
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	411	451
Provision for loan losses	13,448	750
Write-down on other real estate owned	(321)	—
Stock-based compensation expense	106	102
Gain on sale of investment securities	(215)	(92)
Other items, net	1,202	(8)
Net cash provided by operating activities	1,071	1,814

Cash flows from investing activities:
Purchase of due from time deposits	—	—
Proceeds from maturities of investment securities	16,873	8,504
Proceeds from sale of investment securities	2,793	2,555
Purchase of investment securities	(11,686)	(10,082)
Net change in loans	(2,490)	(13,878)
Purchase of bank premises and equipment	(49)	(154)
Net cash used in investing activities	5,441	(13,055)

Cash flows from financing activities:
Net change in deposits	8,377	18,668
Net change in borrowings	(501)	(5,500)
Dividends paid on Preferred Stock	(150)	(131)
Cash dividends paid	(1)	(481)
Net cash provided by financing activities	7,725	12,556

Net increase (decrease) in cash and cash equivalents	14,237	1,315

Cash and cash equivalents at beginning of period	9,088	8,220
Cash and cash equivalents at end of period	$23,325	$9,535

Supplemental disclosure of cash flow information:
Interest paid	$1,850	$2,459
Income taxes paid	$—	$45
Transfer of loans to Other Real Estate Owned	$1,765	$—

(see accompanying notes)

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended September 30, 2010, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.  Certain reclassifications were made to prior year’s presentations to conform to the current year. These reclassifications had no material impact to the Company’s previously reported financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 which added disclosure requirements about significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended September 30, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  See Note 3 and 8 to the Consolidated Financial Statements for the disclosures required by this ASU.

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

Note 3 Investment Securities:

The amortized cost, carrying value and estimated fair values of investment securities available for sale as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	cost	gains	losses	fair value
Securities Available for Sale:
U.S. government and agency securities	$19,085	$333	$—	$19,418
States and political subdivisions	3,383	200	—	$3,583
Mortgage-backed securities	6,849	185	—	$7,034
GNMA Securities	3,352	81	—	$3,433
	$32,669	$799	$—	$33,468

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
Securities Available for Sale:
U.S. government and agency securities	$21,825	$217	$(9)	$22,033
States and political subdivisions	3,714	95	(5)	3,804
Mortgage-backed securities	11,241	295	(32)	11,504
GNMA Securities	3,650	—	(1)	3,649
	$40,430	$607	$(47)	$40,990

The carrying value of investment securities pledged to secure public funds, borrowings and for other purposes as required or permitted by law amounts to approximately $12,415,000 at September 30, 2010 and $12,368,000 at December 31, 2009.  During the three months ended September 30, 2009 the Company had no sales of investment securities. During the nine months ended September 30, 2010, the Company had proceeds from the sale of $2.8 million in mortgage-backed securities and gross gains of $215,000.

The amortized cost and estimated fair value of debt securities at September 30, 2010, by contractual maturity, are shown below.  Mortgage-backed securities are classified in accordance with their estimated lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized	Estimated
(in thousands)	cost	fair value
Securities available for sale:
Due in one year or less	$4,029	$4,109
Due after one year through five years	23,312	23,799
Due after five years through ten years	3,647	3,820
Due after ten years	1,681	1,740
	$32,669	$33,468

The following table provides information in regard to unrealized losses and related estimated fair value of investment securities that have been in a continuous loss position for less than twelve months and over twelve months at December 31, 2009:

	Less than twelve months		Over twelve months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	loss	fair value	loss	fair value	loss	fair value
December 31, 2009:
U.S. government and agency securities	$(9)	$3,996	$—	$—	$(9)	$3,996
States and political subdivisions	—	—	(5)	290	(5)	290
Mortgage-backed securities	(32)	3,038	—	—	(32)	3,038
GNMA Securities	—	—	(1)	199	(1)	199
	$(41)	$7,034	$(6)	$489	$(47)	$7,523

As of September 30, 2010, the Company had no securities with unrealized loss in estimated fair market value.

Note 4 Loans and Related Allowance for Loan Losses:

A summary of loans as of September 30, 2010 and December 31, 2009 is as follows:

	(in thousands)		As % Gross Loans
	30-Sep-10	31-Dec-09	30-Sep-10	31-Dec-09

Real estate - construction	$40,049	$47,458	20.4%	23.5%
Real estate - other	117,527	111,183	59.9%	55.0%
Commercial	37,118	41,744	18.9%	20.6%
Consumer	1,632	1,783	0.8%	0.9%
Gross Loans	196,326	202,168	100.0%	100.0%

Deferred loan fees	(695)	(683)
Allowance for loan losses	(9,715)	(3,386)	4.95%	1.67%
Net Loans	$185,916	$198,099

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

The Bank’s allowance for loan losses as a percentage of total loans was 4.95% as of September 30, 2010 and 1.67% as of December 31, 2009.  The primary reasons for the increase were the amount of net loan charge-offs, the increase in non-performing loans, and impairment write downs of several loans to the fair value of collateral due to the downturn in the real estate market.  Management believes that the allowance for loan losses at September 30, 2010 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose. Although management believes the allowance for loan loss is adequate, there is no assurance that during any given period the Company will not sustain charge-offs that are substantial in relation to the size of the allowance.

Concentration of Credit Risk.  As of September 30, 2010, real estate served as the principal source of collateral with respect to approximately 80.3% of our loan portfolio, of which, 47.8% is considered improved commercial real estate (CRE).  Within the makeup of our CRE, approximately 60.8% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  The Bank targets commercial term loans for owners use as it supports the local business economy.  In addition, the Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.  Commercial properties financed by the Bank are diversified amongst type and location.  The Bank has been conservative in underwriting, however this sector has been affected by the current economic climate and the Bank has experienced an increase in classified loans within this category over the last year although there have been minimal losses reported  within the past year.

The Bank also has a concentration in land and land development loans.  This category comprises 12.8% of the loan portfolio and has experienced losses during the past year.

Construction loans total 7.6% of our loan portfolio.  Of the total construction loans, 22.7% are for speculative purpose.  The remaining 77.3% are for individual’s personal residences or for commercial properties for owner’s use.

In regard to construction and land loans, the Bank was prudent in underwriting these loans, however the significant declines experienced in the real estate market have impacted collateral values with resulting increased non-performing levels and charge-offs within the past year.

A continuing of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 5 Stock Based Compensation:

The Company has two stock option plans, which are fully described in Note K in the Company’s Annual Report on Form 10-K.  The Company recognizes the cost of employee services received in exchange for awards of stock options or other equity instruments, based on the grant-date fair value of those awards. The cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

Note 6 Earnings (Loss) Per Share:

Basic earnings (loss) per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents.  Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.  Common stock equivalents for the nine months ending September 30, 2010 have been excluded from the calculation of diluted earnings (loss) per share since their effect was anti-dilutive.

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Nine Months Ending
	30-Sep-10		30-Sep-10
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income (loss)	$(4,617)		$(13,560)
Less dividends Preferred Stock	$(60)		$(180)
Average shares outstanding		2,003,131		2,002,909
Used in Basic EPS	(4,677)	2,003,131	(13,740)	2,002,909
Dilutive effect of outstanding stock options		—		—
Used in Diluted EPS	$(4,677)	2,003,131	$(13,740)	2,002,909

	Three Months Ending		Nine Months Ending
	30-Sep-09		30-Sep-09
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$143		$611
Less dividends Preferred Stock	(60)		(161)
Average shares outstanding		1,961,514		1,961,514
Used in Basic EPS	83	1,961,514	450	1,961,514
Dilutive effect of outstanding stock options		51,076		49,128
Used in Diluted EPS	$83	2,012,590	$450	2,010,642

Note 7 Commitments and Contingencies:

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit, commitments to fund new loans, and standby letters of credit) as of September 30, 2010 and December 31, 2009 amount to approximately $38.1 million and $43.1 million respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

Because of the nature of its activities, the Company and Bank are, from time to time, subject to pending and threatened legal actions, which arise out of the normal course of their business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at September 30, 2010 and December 31, 2009.

	Fair Value Measurements as of September 30, 2010 using
(in thousands)	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$33,229	$239	$—	$33,468

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired
Loans, Net of Specific Reserves	$—	$—	$25,703	$25,703
Other Real Estate Owned	$—	$—	$1,653	$1,653
Total	$33,229	$239	$27,356	$60,824

	Fair Value Measurements as of December 31, 2009 using
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$40,990	$—	$—	$40,990

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired
Loans, Net of Specific Reserves	$—	$—	$6,407	$6,407
Other Real Estate Owned	$—	$—	$428	$428
Total	$40,990	$—	$6,835	$47,825

Collateral-dependent impaired loans had a net carrying value of $25.7 million at September 30, 2010 compared to $6.4 million at December 31, 2009. The significant increase is the result of further deterioration in the economy in conjunction with recently implemented initiatives to identify problem credits earlier in the collection cycle.

Collateral dependent loans are analyzed at least quarterly and any impairment is charged-off, therefore, there is no valuation allowance associated with these loans. For the quarter ended September 30, 2010, approximately $1.3 million in collateral-dependent impairment was charged-off.

Other real estate owned has a net carrying amount of $1.7 million, which is made up of three properties with outstanding balances of $491 thousand, $580 thousand and $582 thousand at September 30, 2010 compared to $428 thousand at December 31, 2009. For the nine months ended September 30, 2010, the Bank has charged approximately $321 thousand against net income to account for adjustments to the fair value of OREO.

Note 9 Fair Value of Financial Instruments:

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

The estimated fair value of financial instruments at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010		December 31, 2009
	Carrying	Market	Carrying	Market
	value	value	value	value
Financial Assets:
Cash and cash equivalents	$5,926	$5,926	$6,588	$6,588
Fed Funds sold	17,400	17,400	2,500	2,500
Investment securities	33,468	33,468	40,990	40,990
Loans receivable, net	185,916	186,050	198,099	195,723
Cash surrender value of life insurance	5,537	5,537	5,391	5,391
Federal Reserve Bank and FHLB stock	1,630	1,630	1,643	1,643
Accrued interest receivable and other assets	4,925	4,925	4,632	4,632

Financial Liabilities:
Time deposits	$88,224	$88,547	$89,783	$90,088
Other deposits	158,876	158,876	148,940	145,845
Other borrowings	—	—	—	—
Long-term debt	5,654	5,654	6,155	6,155
Accrued interest and other liabilities	2,345	2,345	2,015	2,015

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2010.  This analysis should be read in conjunction with the Company’s 2009 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto; the imposition of limitations on our operations by bank regulators as a result of examinations of our condition; the effect of changing regional and national economic conditions; significant changes in interest rates and prepayment speeds; credit risks of lending and investment activities; changes in federal and state banking laws or regulations; competitive pressure in the banking industry; changes in governmental fiscal or monetary policies; uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and other factors discussed in Item 1A. Risk Factors of the company’s 2009 Annual Report as filed on Form 10-K and the Company’s 10Q/A for the quarter ended June 30, 2010, filed with the SEC on September 13, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

EXECUTIVE OVERVIEW

General

Santa Lucia Bancorp (the “Company”) (OTC Bulletin Board SLBA) is a California corporation organized in 2006 to act as the holding company for Santa Lucia Bank (the “Bank”), a four office bank serving San Luis Obispo and northern Santa Barbara Counties.

For the nine months ended September 30, 2010, the Company recorded a net loss available to common shareholders of $13.7 million or ($6.86) per diluted common share compared to net earnings available to common shareholders of $450 thousand or $0.22 per diluted common share for the nine months of 2009.  Significant factors causing the decline in 2010 results compared to 2009 include an increase in the provision for loan losses of $12.7 million associated with loan charge-offs and increased levels of nonperforming and other problem loans, see “Loan Portfolio and the Allowance for Loan Losses” for further discussion, and an increase in income tax expense of over $807 thousand primarily related to increasing the valuation allowance on deferred tax assets to 100% of the related asset at September 30, 2010.

For the quarter ended September 30, 2010, the Company reported a net loss available to shareholders of $4.7 million compared to net earnings of $83 thousand for the third quarter of 2009.  Significant changes affecting the third quarter of 2010 compared to the same period of 2009 include a decline in net interest income of $218 thousand, associated with a decline in net interest margin from 4.43% to 4.08%, and an increase of $4.3 million in provision for credit losses, $211 thousand in regulatory fees and $77 thousand of expenses associated with other real estate owned.

Compared to December 31, 2009, total assets declined from $270.0 million to $264.7 million at September 30, 2010.  Total loans net of the allowance for loan losses decreased approximately $12.2 million to $185.9 million at September 30, 2010, compared to $198.1 million at December 31, 2009, primarily attributable to an increase in the allowance for loan losses net of charge-offs.  Deposits increased $8.4 million to $247.1 million at September 30, 2010, compared to $238.7 million at December, 2009.

As a result of the losses experienced in 2010, total shareholders’ equity has declined from $23.0 million at December 31, 2009, to $9.6 million at September 30, 2010.  The Bank is considered “adequately capitalized” at September 30, 2010, with total risk-based capital ratio of 8.01% compared to a “well-capitalized” ratio of 13.2% at December 31, 2009.  The Bank’s leverage ratio of 4.92% meets the definition of “adequately-capitalized” at September 30, 2010.  The Bank intends to take actions to improve its capital ratios and to mitigate the risk that is inherent in the balance sheet.

The Federal Reserve Bank of San Francisco (FRB) recently completed its regularly scheduled examination of the bank.   Based on discussions with the FRB following the examination, we presently expect to formally agree with the FRB take certain steps to further strengthen the Bank, such as reducing the level of classified assets, increasing capital levels, and addressing other criticisms from the examination. We already are developing strategies and taking actions to address such issues.

Economic Conditions

The Company believes that the local economies in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to decline as unemployment remains high, business cash flows continue to be weak, and the real estate market remains unstable.

The state of California’s recent unbalanced budget continues to affect state employee’s monthly wages. Recent indications show the (not seasonally adjusted) unemployment rate within California as of March 31, 2010 of 13.0% compared to December 31, 2009 of 12.1% this is up 7.44%.However, both San Luis Obispo and Santa Barbara Counties have unemployment rates well below the State and National averages.

Beacon Economics. a Los Angeles, California based economics research firm, is forecasting that total nonfarm employment growth will be sluggish in the short-term, possibly slowing slightly in early 2011. Employment will likely find legs in 2012 as employers begin to experience stronger and sustained profits.  The unemployment rate, which fell from its peak of 10.7% to 9.9% in August 2010, will continue to drop over the next few years.  By the end of 2012 the rate will have dropped below 8%, and by the end of 2015, the rate will almost reach 6%.

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

According to Beacon Economics, the housing market in the San Luis Obispo region has also begun to find some balance over the past few quarters, although the rebound remains quite fragile.  While falling home prices have dramatically increased home affordability, there are many remaining issues in the mortgage market that need to be worked out. Foreclosure activity in San Luis Obispo County last peaked at 256 units in the 4th quarter of 2009 before falling back to 224 units by the 2nd quarter of 2010.  Compared to the 2nd quarter of 2009, foreclosures have risen by 13.4% in San Luis Obispo County. Beacon Economics is currently forecasting that home prices will stabilize and flatten over the short-run despite recent price gains.  But once the troubled inventory is processed, the region will return to more normal price growth in 2012, driven primarily by income and population growth rather than by excess debt burdens and price-to-income ratios at more than double their historic norm.  Home sales will remain soft in the near term but by mid-2011, sales in San Luis Obispo should start to accelerate as problems in the mortgage market are worked through and labor markets and incomes improve further.

However, weakness in the commercial real estate sector is still intensifying. The decline in the labor market has produced a rapid decline in demand for office and industrial space and many retail store closings.

The following table presents a summary of selected financial information for the periods ending September 30, 2010 and 2009:

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change
Summary of Operations:
Interest Income	$3,054	$3,465	-11.86%	$9,601	$10,500	-8.56%
Interest Expense	558	751	-25.70%	1,850	2,310	-19.91%
Net Interest Income	2,496	2,714	-8.03%	7,751	8,190	-5.36%
Provision for Loan Loss	4,700	400	1075.00%	13,448	750	1693.07%

Net Interest Income After Provision for Loan Losses	(2,204)	2,314	-195.25%	(5,697)	7,440	-176.57%
Noninterest Income	228	255	-10.59%	913	820	11.34%
Noninterest Expense	2,641	2,367	11.58%	7,969	7,344	8.51%

Income Before Income Taxes	(4,617)	202	-2385.64%	(12,753)	916	-1492.25%
Income Taxes	—	59	-100.00%	807	305	164.59%

Net Income	$(4,617)	$143	-3328.67%	$(13,560)	$611	-2317.98%
Dividends on Preferred Stock	$60	$60	0.00%	$180	$161	11.80%

Net (Loss)/Earnings Applicable to Common Shareholders	$(4,677)	$83	-5734.94%	$(13,740)	$450	-3153.33%

Cash Dividends Paid	$—	$—	0.00%	$—	$481	-100.00%

Per Common Share Data:
Earnings Per Common Share - Basic	$(2.33)	$0.04	-5617.87%	$(6.86)	$0.23	-3090.23%
Earnings Per Common Share - Diluted	$(2.33)	$0.04	-5761.55%	$(6.86)	$0.22	-3165.12%
Dividends Per Common Share	$—	$—	0.00%	$—	$0.25	-100.00%
Book Value Per Common Share				$2.84	$11.26	-74.79%

Common Outstanding Shares:
Average Basic Shares outstanding	2,003,131	1,961,514	2.12%	2,002,909	1,961,514	2.11%
Average Diluted shares outstanding	2,003,131	2,012,590	-0.47%	2,002,909	2,010,642	-0.38%

Statement of Financial Condition Summary:
Total Assets				$264,664	$265,101	-0.16%
Total Deposits				247,100	230,984	6.98%
Total Net Loans				185,916	199,760	-6.93%
Allowance for Loan Losses				9,715	2,477	292.21%
Total Shareholders’ Equity				9,565	25,648	-62.71%

Asset Quality:
Loan on Non-Accrual				$25,152	$3,026	731.20%
Loans Past Due >90 days and still accruing				$—	$—	0.00%
OREO				$1,653	$—	100.00%
Loans Past Due 30-89 days				$797	$4,121	-80.66%

Selected Ratios:
Return on Average Assets	-6.89%	0.21%		-6.71%	0.31%
Return on Average Equity	-132.74%	2.23%		-95.31%	3.17%
Net interest margin	4.08%	4.43%		4.19%	4.57%
Average Loans as a Percentage of Average Deposits	81.83%	86.05%		83.19%	88.67%
Allowance for Loan Losses to Total Loans				4.95%	1.22%

Tier I Capital to Average Assets - “Bank Only”				4.92%	10.75%
Tier I Capital to Risk-Weighted Assets - “Bank Only”				6.72%	13.09%
Total Capital to Risk-Weighted Assets - “Bank Only”				8.01%	14.36%

(1) Common outstanding shares and per share data have been adjusted for all periods to give retroactive adjustment to the stock dividends declared.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred in the three months and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009.

RESULTS OF OPERATIONS

Net Earnings (Loss)

As indicated above in “Executive Overview”, net earnings for the nine month period ending September 30, 2010, were impacted significantly as a result of substantial increases in the provision for loan losses which resulted in a net loss applicable to shareholders for the nine months ended September 30, 2010, of $13.7 million compared to net earnings of $450 thousand for the same period of 2009. The significant increase in the provision for loan loss during the third quarter 2010 is the result of management’s updated assessment of historic loss factors and trends in risk grading of loans along with continuing consultation with the Federal Reserve Bank regulators.  Year to date results through September 2010 also reflect the effects of increasing the valuation allowance on deferred tax assets.  See “Loan Portfolio and Allowance for Loan Losses” for further discussion of the increased provision for loan losses.  The following discussion highlights other areas included in the results of operations in comparison with prior periods.

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

Net interest margin is a ratio used to measure net interest income and is the result of dividing net interest income by average earning assets.  The Company’s net interest margin tends to expand in a rising interest rate environment and decline in a falling interest rate environment. The majority of earning assets are tied to market rates, such as the prime rate, and therefore rates on our earning assets generally re-price along with a movement in market rates while interest bearing liabilities, mainly deposits, typically re-price more slowly and usually incorporate only a portion of the movement in market rates. This asset sensitivity causes the Bank’s yields on assets to typically re-price faster than its cost of funds which causes improvements in the net interest margin to materialize more slowly in a declining rate environment.

The following tables present for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities.

AVERAGE BALANCE SHEET INFORMATION

	For the nine months ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$202,221	$8,732	5.76%	$197,977	$9,354	6.30%
Investment securities	38,924	865	2.96%	36,206	1,142	4.21%
Federal funds sold/EBA	5,549	4	0.10%	4,723	4	0.11%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	246,694	9,601	5.19%	238,906	10,500	5.86%
Other assets	30,415			25,462
Less allowance for loan losses	(7,507)			(2,246)
Total average assets	$269,602			$262,122

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,570	$28	0.28%	$13,493	$37	0.37%
Money Market	44,032	471	1.43%	30,959	429	1.85%
Savings	27,941	52	0.25%	27,048	50	0.25%
Time certificates of deposit	90,124	1,197	1.77%	80,932	1,563	2.58%
Total average interest-bearing deposits	175,667	1,748	1.33%	152,432	2,079	1.82%

Short-term borrowings	26	—	0.00%	4,242	79	2.48%
Long-term debt	5,973	102	2.28%	6,640	152	3.05%
Total interest-bearing liabilities	181,666	1,850	1.36%	163,314	2,310	1.89%

Demand deposits	67,422			70,834
Other liabilities	1,544			2,299
Shareholders’ equity	18,970			25,675
Total average liabilities and shareholders’ equity	$269,602			$262,122
Net interest income		$7,751			$8,190
Net interest margin			4.19%			4.57%

AVERAGE BALANCE SHEET INFORMATION

	For the three months ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$201,352	$2,808	5.58%	$200,225	$3,102	6.20%
Investment securities	37,195	245	2.63%	36,362	360	3.96%
Federal funds sold/EBA	6,319	1	0.06%	8,320	3	0.14%
Interest-earning deposits with other institutions	—	—	—	—	—	—
Total average interest-earning assets	244,866	3,054	4.99%	244,907	3,465	5.66%
Other assets	30,888			24,976
Less allowance for loan losses	(7,746)			(2,301)
Total average assets	$268,008			$267,582

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$12,848	$7	0.22%	$13,494	$12	0.36%
Money Market	47,293	138	1.17%	33,752	153	1.81%
Savings	28,664	18	0.25%	27,610	17	0.25%
Time certificates of deposits	88,135	360	1.63%	87,061	521	2.39%
Total average interest-bearing deposits	176,940	523	1.18%	161,917	703	1.74%

Short-term borrowings	12	—	0.00%	489	5	4.09%
Long-term debt	5,809	35	2.41%	6,476	43	2.66%
Total interest-bearing liabilities	182,761	558	1.22%	168,882	751	1.78%

Demand deposits	69,115			70,756
Other liabilities	2,219			2,312
Shareholders’ equity	13,913			25,632
Total average liabilities and shareholders’ equity	$268,008			$267,582
Net interest income		$2,496			$2,714
Net interest margin			4.08%			4.43%

As reflected above, the Company experienced decreases in net interest income of approximately 5% and 8% for the nine month and three month periods ended September 30, 2010, compared to the same periods in the previous year. This decrease in net interest income during both periods can be attributed primarily to the decline in interest income on loans and investments that was only partially offset by decreases in interest expense. For the three months ended September 30, 2010 compared to the same period in 2009, the negative impact of 62 basis points to the average yield on loans was driven mostly by the increase in non-accrual loans and the reversal of $129 thousand interest for loans placed on non-accrual for the third quarter in 2010. The reversal of interest alone accounts for 25 basis points of the decrease.

For both the nine and three months ended September 30, 2010 compared to the same period in 2009, the decline in the net interest margin of 38 basis points and 35 basis points, respectively, is a result of yields on earning assets declining more than costs of liabilities along with the result of the mix of assets and liabilities. The net interest margin was also affected by the mix of deposits as noninterest bearing demand deposits declined in 2010 and the relatively more costly money market and time deposits increased in 2010.

For the nine months ending September 30, 2010 compared to the same period in 2009, average gross loans increased by $4.2 million and non-accrual loans increased by $22 million. These changes  impacted the average yield on loans with a decrease of 54 basis points on a year over year comparison.

Yields on the investment securities portfolio declined by 125 basis points and 133 basis points for the nine and three months ended September 30, 2010 and 2009, respectively. This is primarily the result of lower reinvestment rates as the investment portfolio securities mature in a lower rate environment.

In addition to the decline in loan and investment yields compared to the prior period, the mix of earning assets shifted slightly from higher yielding loan assets to lower yielding overnight investments, as reflected in the following table comparing average balances for the nine months ending in September of each year:

	(dollars in thousands)
		Percent of		Percent of
		Earning		Earning
	30-Sep-10	Assets	30-Sep-09	Assets
Federal Funds Sold/EIB	5,549	2.25%	$4,723	1.98%
Interest-earning deposits with other institutions	—	0.00%	—	0.00%
Gross Loans	202,221	81.97%	197,977	82.87%
Investments	38,924	15.78%	36,206	15.15%
Total Average Earning Assets	$246,694	100.00%	$238,906	100.00%

The cost of interest-bearing deposits decreased by 49 basis points and 56 basis points for the nine and three months ended September 30, 2010 and 2009, respectively. The average rate paid declined in all categories except Savings accounts that remained static at 25 basis points. While the Bank remains competitive with rates offered on deposit products, during the third quarter of 2010, management began a systematic reduction in rates paid on most interest bearing deposit accounts.

The following table compares the average balances of deposits for the nine months ending in September of each year and reflects the 6.08% decline in noninterest bearing demand deposits offset by the increase in interest bearing deposits, primarily money market accounts, and time deposits.

	(dollars in thousands)
	September 30,		Dollar	Percent
	2010	2009	Variance	Variance
Noninterest bearing deposits	$67,422	$70,834	$(3,412)	-4.82%
Interest bearing deposits	85,543	71,500	14,043	19.64%
Interest bearing time	90,124	80,932	9,192	11.36%
Total Deposits	$243,089	$223,266	$19,823	8.88%

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

Noninterest Income

Noninterest income for the nine and three months ended September 30, 2010 was $913 thousand and $228 thousand, respectively. This compares to $820 thousand and $255 thousand for the same periods in 2009. The year over year increase is the result of gains of $215 thousand made on the sale of approximately $2.8 million of securities during the second quarter of 2010. Sales of investment securities are the result of management conclusions to take advantage of market opportunities or implement strategies to increase the level of liquid assets.  Sales of investment securities in future periods, if any, could result in either gains or losses.

Noninterest Expense

Total noninterest expense for the nine and three months ended September 30, 2010 was $8.0 million and $2.6 million, respectively. This compares to $7.3 million and $2.4 million for the same periods in 2009.

The year over year increase in 2010 is the result of increased FDIC premium expense in the approximate amount of $213 thousand and the approximate $575 thousand increase in expenses associated with OREO. The increase in expense associated with OREO was attributable to costs such as property taxes, appraisals and recording fees. In addition, approximately $321 thousand is the result of fair value analysis with subsequent write-down to the carrying value. Professional services has increased both for the nine and three months ended September 30, 2010 over that reported for the same periods in 2009 as the result of legal issues surrounding problem credits.

As noted above, other fluctuations in noninterest expense of note include an increase in regulatory assessment expense. The FDIC premium was $211 thousand higher for the three months ending September, 2010, compared to the same period in 2009.  Included in the third quarter 2010 amount reported is a $200 thousand adjustment that was the result of the anticipated increase in FDIC premiums following the completion of the recent regulatory examination. Based on the current information available, the Bank projects that the FDIC premium expense going forward will be approximately $169 thousand on a quarterly basis.

Income Taxes

As a result of the increase in the Bank’s reported losses, during the first quarter of 2010, we  increased the valuation allowance on deferred tax assets to 100% of the related deferred tax asset because the benefit of such assets is dependent on future taxable income.  As a result, income tax expense for the nine month period ending September 30, 2010, was $807,000 despite the pre-tax losses reported.  As the Company implements plans to return to profitability, future operating earnings, if any, would benefit from significant net operating loss carry-forwards.

FINANCIAL CONDITION

Compared to December 31, 2009, total assets declined from $270.0 million to $264.7 million at September 30, 2010.  The following discussion provides further analysis of the Company’s financial condition at September 30, 2010, compared to prior periods.

Loan Portfolio and the Allowance for Loan Losses

Total loans, net of the allowance for loan losses, decreased approximately $12.2 million to $185.9 million at September 30, 2010, compared to $198.1 million at December 31, 2009. The decrease is primarily attributable to the increase in the allowance for loan losses, which increased by $6.3 million from December 31, 2009, to $9.7 million at September 30, 2010.  Gross loans decreased by $5.8 million to $196.3 million at September 30, 2010 which was driven by soft loan demand along with approximately $7.1 million in net charge offs.

The Bank made a $13.4 million provision to its allowance for loan losses during the nine month period ending September 30, 2010.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  As of September 30, 2010, the ALLL was 4.95% of total loans, compared to 1.67% at December 31, 2009 and 1.22% at September 30, 2009.  The significant increase in the provision for loan loss during the third quarter of 2010 is the result of management’s updated assessment along with continuing consultation with the Federal Reserve Bank regulators.

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

The following table shows the changes in the allowance for loan losses during the periods indicated.

	(in thousands, except share data and ratios) Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Allowance,beginning of period	$7,729	$2,174	$3,386	$2,310
Provision for loan loss	4,700	400	13,448	750
Recoveries on Loans Charges Off	23	27	77	27
Loans Charged Off	2,737	124	7,196	610
Allowance, End of Period	$9,715	$2,477	$9,715	$2,477

Ratios:
Net loan charge-offs (recoveries) to average loans	1.35%	0.05%	3.52%	0.29%

Allowance for loan losses to gross loans			4.95%	1.22%

Net loan charge-offs (recoveries) to allowance for loan losses	27.94%	3.92%	73.28%	23.54%

Net loan charge-offs (recoveries) to provision charged to operating expense	57.74%	24.25%	52.94%	77.73%

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio.  The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.  The provision for loan losses is determined based on management’s assessment of several qualitative factors: changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups; the level of classified and nonperforming loans and the results of regulatory examinations.  Consideration is also given to the possible effects of changes in lending policies and procedures; the experience and depth of lending management and staff; concentrations, and changes in underlying collateral values.  For loans not considered to be impaired, management uses historical loss experience coupled with the previously mentioned qualitative factors to determine estimated reserves.

Impaired loans are analyzed on a loan by loan basis due to the unique characteristics of each loan.  Loan are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the contractual interest rate set in the loan agreement.  Collateral-dependent loans are measured for impairment based on the fair value of the collateral.  A loan is considered collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  The fair value of the underlying collateral is generally determined by utilizing an appraisal of the collateral discounted for estimated costs to sell.

At September 30, 2010, loans that we have categorized as doubtful, substandard or special mention totaled $37.8 compared to $39.0 million at June 30, 2010. This represents a decrease of $1.2 million that is a combination of charge-offs for the quarter of $2.7 million and the migration of $1.5 million of previously non-classified credits into various classified categories. Non-accrual loans are included in the substandard category.

The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the most recent analysis performed by the Bank, Management believes that the allowance for loan loss at September 30, 2010 is adequate.

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

	30-Sep-10	31-Dec-10	30-Sep-09
Nonaccrual Loans	$25,152	$6,407	$3,026
Accruing loans over 90 days past due	—	—	—
Total nonperforming loans:	25,152	6,407	3,026

OREO	1,653	428	—
Total nonperforming assets	26,805	6,835	3,026

Nonperforming assets as a percentage of total gross loans	13.65%	3.38%	1.49%

Nonperforming assets as a percentage of total assets	10.13%	2.53%	1.14%

Allowance for loan losses to nonperforming assets	36.24%	49.54%	81.86%

Nonaccrual Loans

The Bank had total nonaccrual loans of approximately $25.2 million as of September 30, 2010, comprised of 43 loans with 25 borrowing relationships. This compares to 39 loans with 18 borrowing relationships totaling $16.3 million at June 30, 2010, eight nonaccrual loans at December 31, 2009 totaling $6.4 million and four nonaccrual loan totaling $3.0 million at September 30, 2009.  The increase in non-performing loans as of September 30, 2010 was a result of the current economic downturn, a continued reduction in real estate collateral values along with continued actions by management to identify weaknesses in loans earlier in the credit cycle.

Of the loans on non-accrual, approximately $18.0 million or 71% are current and not past due with scheduled payments. Many of the loans that are not past due but have been placed on non-accrual are recognized to have weakness in cash flow thereby creating impairment in the credit.

All non-accrual and certain other classified loans that in the aggregate totaled approximately $29.1 million at September 30, 2010, have been analyzed under FAS 114 with appropriate reserves established or, in the case of collateral dependent loans, loans were written down to fair market value. Management is diligently working through each situation and the loans are in various stages of resolution.

In addition to the internal efforts expended to identify problem credits, late in the third quarter of 2010 the Bank contracted with a highly skilled and regarded independent third party to review a significant portion of the loan portfolio. The primary focus and scope was to determine if the Bank was properly identifying problem credits under enhanced guidelines developed by the Bank earlier this year. With approximately 73% of the total loan balances outstanding reviewed within the scope of the external audit, the preliminary results confirmed management’s identification of risk grades with the exception of one credit. The early identification of problem credits begins the eventual resolution of these weak credits. The Bank has made a significant amount of progress in this regard as is evidenced by the increased recognition of non-performing credits and the provision to loan loss that goes hand in hand with this process. Management remains vigilant in this process even though we know that not all situations will have a favorable outcome.

At September 30, 2010, non-accrual loans are comprised of the following:

(in thousands)	September 30, 2010
Type of Loan	# Loans	# Borrowers		Amount	Single Largest
Construction-Spec- SFR	5	1		$316	$64
Construction-Comml-Owner Occupied	1	1		$4,494	$4,494
Land	9	8		$10,406	$3,851
SFR	6	4		$2,358	$1,041
HELOC	1	1		$172	$172
CRE-Owner Occupied	7	5		$4,691	$1,899
CRE	1	1		$446	$446
Commercial & Industrial	13	9		$2,269	$696

Total Non-Accrual Loans	43	25	(a)	$25,152

(a)	Adjusted by 5 borrowers with loans in various categories

OREO

At September 30, 2010, the Bank had three Other Real Estate Owned (“OREO”) properties at a carrying value of approximately $1.7 million. This compares to the same number of properties at a carrying value of $1.5 million at the prior quarter end. The following table outlines activity in OREO from the linked quarter end to September 30, 2010 along with the current status:

(in thousands)

OREO
Description	30-Jun-10	Sold	Write-Down	Added	30-Sep-10	Status
Single Family Residential	$372	$(372)	—	—	$—
Commerical Property	644	—	(62)	—	582	Closed Escrow 11-5-10 with gain of $3
Land	491	—	—	—	491	In Escrow with no loss to Bank with 12-30-10 closing date
Land	—	—	—	580	580	Actively with Counter Offers

	$1,507	$(372)	$(62)	$580	$1,653

Other Borrowings

On September 30, 2010 the Company had no borrowings with Federal Home Loan Bank or its correspondent banks. Please refer to “Liquidity” below for information on borrowing lines.

Trust Preferred Securities

On April 28, 2006, the Company issued $5.1 million in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3.0 million to the Bank and retained $2.0 million at the Company level of which $1.0 million was used to repurchase the Company’s common stock.

Following consultation with the Federal Reserve Bank of San Francisco (the “FRB”), on August 31, 2010 the Company elected to defer regularly scheduled payments on its outstanding junior subordinated debenture relating to its outstanding $5 million trust preferred security (the “Security”) for a period of up to 20 consecutive quarters (the “Deferral Period”).  The terms of the Security and the trust documents allow the Company to defer payments of interest for the Deferral Period without default or penalty.  During the Deferral Period, the Company will continue to recognize interest expense associated with the Security.  Upon the expiration of the Deferral Period, all accrued and unpaid interest will be due and payable.  During the Deferral Period, the Company is prevented from paying cash dividends to shareholders or repurchasing stock.

The Company accrued $72 thousand in interest expense during the nine month period ending September 30, 2010. As of September 30, 2010 the trust preferred securities interest rate was 1.77%.

Subordinated Debt

During the Third Quarter of 2003, the Bank completed a private placement of subordinated debentures (“notes”) to augment its Tier II capital.  The total principal amount of the notes issued was $2.0 million.  The notes were sold pursuant to an applicable exemption from registration under the Securities Act of 1933 to certain accredited investors, including some of the Bank’s directors and senior officers.

The notes have a floating rate of interest, which is reset quarterly, equal to the prime rate published in the western edition of the Wall Street Journal plus 1.50%.  The initial rate for the notes was 5.50%.  The rate as of September 30, 2010, was 4.75%.  Quarterly principal payments of $167 thousand began in the third quarter of 2008 and continue over the next three years until the notes mature in June 2011.  As of September 30, 2010 the outstanding balance was $499 thousand.

Capital

Total shareholders’ equity at September 30, 2010 totaled $9.6 million compared to $23.0 million at December 31, 2009, for a decrease of $13.4 million or 58%. This decrease is due primarily to the $13.6 million net loss for the nine months ended September 30, 2010, as well as the effects from the accrual of the preferred stock dividend. The preferred stock dividend is paid directly from capital, not from expenses; therefore, preferred stock dividends reduce capital directly and reduce EPS on common stock.

As part of the United States Treasury’s Capital Purchase Program, the Company entered into a Letter Agreement on December 19, 2008 with the United States Department of Treasury, pursuant to which the Company issued and sold 4,000 shares of the Company’s Preferred Stock and a warrant to purchase 38,869 shares of the Company’s Common Stock for an aggregate purchase price of $4.0 million in cash.  The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price equal to $15.446 (adjusted for the 2.0% stock dividend declared in September 2009 and March 2010) per share of the Common Stock.

The primary source of our funds from which the Company services its debt and pays its obligations and dividends is the receipt of dividends from the Bank. Based on the financial condition of the Company and the Bank, various statutes and regulations may limit the ability of the Company to pay dividends on its preferred stock or other equity securities and may limit the availability of dividends to the Company from the Bank. Specifically, the Company may only pay cash dividends (whether on the Company’s Common Stock or Preferred Stock) out of funds legally available pursuant to the restrictions set forth in the California General Corporate Law (“CGCL”). The CGCL provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution subject to limited exceptions.  Under the foregoing provisions, the Company is currently unable to pay a cash dividend because of its deficit retained earnings.

.  Following consultation with the Federal Reserve Bank of San Francisco (the “FRB”), on August 31, 2010 the Company elected to defer regularly scheduled dividends on the Preferred Stock. As of September 30, 2010, the Company has missed one dividend payment. By deferring the dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate. Given the Company’s recent losses and accumulated deficit, it is unlikely the Company will resume payment of dividends on its Preferred Stock in 2011.

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

	“Adequately Capitalized” Minimum Ratio	“Well Capitalized” Minimum Ratio	30-Sep-10	31-Dec-09
Tier I Capital to Average Assets - “Bank Only”	4.00%	5.00%	4.92%	9.70%
Tier I Capital to Risk-Weighted Assets - “Bank Only”	4.00%	6.00%	6.72%	11.90%
Total Capital to Risk-Weighted Assets - “Bank Only”	8.00%	10.00%	8.01%	13.20%

As September 30, 2010, the Bank is considered “adequately capitalized”. The Bank is considering alternatives to enhance its capital ratios, including strategies to reduce total assets, initiatives to improve core operating earnings, and strategies to raise capital.

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits and a Federal Home Loan Bank advance line.  The Bank currently has two credit lines with the FHLB with remaining borrowing capacity of approximately $54 million and no borrowing balances outstanding. The Bank, through its investment portfolio of $33.5 million, has the ability to pledge approximately $31 million in investment securities to increase the borrowing capacity at the FHLB. The Bank also has a borrowing relationship established with the Federal Reserve Bank, however, at September 30, 2010 there was no collateral pledged. The Bank is in the process of providing collateral that will determine the borrowing capacity.  The Bank’s current Liquidity policy is to maintain a liquidity ratio of not less than 20.0% based on regulatory formula. As of September 30, 2010 the Bank had a liquidity ratio of 23.2% compared to 20.1% at June 30, 2010.

Interest Rate Sensitivity

The Bank closely follows the maturities and re-pricing opportunities of both assets and liabilities to reduce gaps in interest spreads.  An analysis is performed quarterly to determine the various interest sensitivity gaps, the economic value of equity and earnings at risk.  Historically the Bank was considered to be asset sensitive, meaning that when interest rates change, assets (loans) will re-price faster than short-term liabilities (deposits), however, with the prolonged low interest rate environment and the addition of “floors” to loans, the Bank has since become relatively neutral in either an up or down rate environment.

The asset liability reports as of September 30, 2010 indicate that the Bank has a potential dollar risk exposure of $188 thousand if interest rates increase 100 basis points.  This represents 2.07% risk to interest income.  The Equity to Asset ratio is 7.08% at zero basis points and 8.30% at an assumed 100 basis points increase in interest rates.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk	$(178)	$(85)	$0	$(188)	$(245)
Percent Change	(1.96)%	(0.94)%	0.0%	(2.07)%	(2.70)%

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.  Risk Factors.

There have been no changes to risk factors identified in the Company’s Annual report on Form 10-K for 2009, as supplemented by the Company 10-Q/A for the quarter ended June 30, 2010, and filed on September 13, 2010.

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

SANTA LUCIA BANCORP

Date:	November 15, 2010
/s/ John C. Hansen
John C. Hansen
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2010
/s/ Margaret A. Torres
Margaret A. Torres
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