Form 10-K
period 2010-12-31
Santa Lucia Bancorp
filed 2011-03-03
CIK 1355607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Reg S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  yes  ☐  no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§5229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 (last day of the registrant’s most recently completed second fiscal quarter) was $9,101,575.

As of February 25, 2011, the Registrant had 2,003,131 shares of Common Stock outstanding.

The information required in Part III, Items 10 through 14 are incorporated by reference to the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders.

Table of Contents

PART I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, credit quality, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, the ongoing financial crisis and recession  in the United States, California and foreign financial markets, the recovery, and bank regulatory and government response thereto, the increase in nonperforming loans and the decrease in real estate values collateralizing many of the Bank’s loans,  demographic changes, competition, fluctuations in interest rates, changes in business strategy or developmental plans, changes in governmental regulations, credit quality, the availability of capital to fund the expansion of the Company’s business, and other factors referenced in the Company’s reports filed pursuant to the Exchange Act. These and other important factors are detailed in this report, including in “Item 1A Risk Factors.” When relying on forward-looking statements to make decisions with respect to our company, investors and others are cautioned to consider these and other risks and uncertainties.  The company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1.	BUSINESS

General

Santa Lucia Bancorp (the “Company”) is a California corporation organized April 3, 2006 to act as the holding company for its wholly owned subsidiary Santa Lucia Bank (the “Bank”), collectively referred to herein as the “Company”.  At that time shareholders of the Bank became shareholders of the Company on a one share for one share basis.

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

At December 31, 2010, the Company had approximately $249.8 million in assets, $176.8 million in net loans, $233.9 million in deposits, and $7.5 million in stockholders’ equity.

On April 26, 2006, the Company formed Santa Lucia (CA) Capital Trust (“Trust”).  Trust is a statutory business trust formed under the laws of Delaware used to facilitate the issuance of the trust preferred securities.  The Trust is a wholly owned, non-financial, non-consolidated subsidiary of the Company.

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

The Bank’s operating policy since its inception has emphasized small business commercial banking. Most of the Bank’s customers are retail customers, and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment and accounts receivable as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial loans, (ii) installment, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 2010, these four categories accounted for approximately 18.2%, 0.9%, 20.2% and 60.7%, respectively, of the Bank’s loan portfolio. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of the Bank’s deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 2010, the Bank had approximately 9,800 demand deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $123.2 million, for an average balance per account of approximately $12,571; 4,310 savings accounts with balances totaling $28.1 million, for an average balance per account of approximately $6,520; and 2,313 time certificate of deposit accounts with balances totaling $82.6 million, for an average balance per account of approximately $37,711.

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts, fees on mortgage loans and other charges and fees, and (iv) miscellaneous income. For the year ended December 31, 2010, these sources comprised 81%, 8%, 8% and 3%, respectively, of the Bank’s total operating income.

The Bank has not engaged in any material research activities relating to the development of new services or the improvement of existing bank services. There has been no significant change in the types of services offered by the Bank since its inception except as follows: The Bank previously introduced a telephone banking service named “Telebanking” which permits the customer to obtain information and perform other services over the telephone; an internet banking system named “EZLink,” which offers online banking and computer bill payment; home equity lines of credit; business equipment leasing; and home mortgage loans.  In addition, the Bank introduced its new health savings account in 2005. The Bank has no present plans to add any new line of business that will require the investment of a material amount of total assets. Most of the Bank’s business originates from San Luis Obispo and northern Santa Barbara Counties, and there is no emphasis on foreign sources and application of funds. The Bank’s business, based upon performance to date, does not appear to be seasonal.  Management of the Bank is unaware of any material effect upon the Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

The Bank holds no patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.

Employees

As of December 31, 2010, the Bank had a total of 81 full-time equivalent employees. The Bank believes that its employee relations are satisfactory.  The Company has no salaried employees.

Local Economic Climate

The Company believes that the local economies in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to decline as unemployment remains high, business cash flows continue to be weak, and the real estate market remains unstable.

The state of California’s recent unbalanced budget continues to affect state employee’s monthly wages. Recent indications show the (not seasonally adjusted) unemployment rate within California as of March 31, 2010 of 13.0% compared to December 31, 2009 of 12.1%, an increase of 7.44%. However, both San Luis Obispo and Santa Barbara Counties have unemployment rates well below the State and National averages.

Beacon Economics is a Los Angeles, California based economics research firm, is forecasting that total nonfarm employment growth will be sluggish in the short-term, possibly slowing slightly in early 2011. Employment will likely find legs in 2012 as employers begin to experience stronger and sustained profits.  Beacon expects the unemployment rate, which fell from its peak of 10.7% to 9.9% in August 2010, will continue to drop over the next few years.  By the end of 2012 the rate will have dropped below 8%, and by the end of 2015, the rate will almost reach 6%, according to Beacon Economics.

The University of California Santa Barbara Economic Forecast Project reports that the local real estate markets will at best California show signs of slow growth averaging 1.0% to 2.0% in 2011. New construction projects, even retail sites, are being developed in the San Luis Obispo County and expansion plans for the county’s prisons will certainly create jobs, especially in the construction field where they are critically needed.

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

The Company believes that the local economies, in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to be negatively affected as the loss of jobs increases and business cash flows continue to decline causing the rise of delinquencies and foreclosures in the loan portfolio.

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

Supervision and Regulation

Regulatory and Enforcement Proceedings

On December 23, 2010, the Company the Bank and the Federal Reserve Bank of San Francisco (“FRBSF”) entered into a Written Agreement (the “Written Agreement”), effective December 23, 2010, addressing, among other items, management, operations, lending, asset quality and increased capital for the Bank and the Company, as appropriate.

The Written Agreement was the result of a recent examination of the Bank and the Company by the FRBSF that resulted in certain criticisms of the Bank, particularly related to the overall quality of the Bank’s loan portfolio.  Many of the requirements of the Written Agreement reflect recommendations or requirements from the Report of Examination that the Bank has been working on since the date of the examination.  Subsequent to the examination and in order to enhance the Bank’s ability to remedy many of the noted criticisms, the Bank made numerous changes in the executive structure to include a newly appointed Chief Credit Officer (CCO) and Chief Financial Officer. In addition, Stanley R. Cherry, Director and former President/CEO has rejoined the Bank as a senior credit administrator and will be working closely with the CCO to manage the day-to-day credit functions. The Company and Bank will continue their efforts to comply with all provisions of the Written Agreement, and believe they are taking the appropriate steps necessary to comply in a timely fashion.

Among other things, the Written Agreement requires that:

•	The Company serve as a source of strength for the Bank;

•	The board of directors of the Bank submit a plan to strengthen board oversight of the management and operations of the Bank;

•	The Bank submit to the FRBSF a plan to strengthen credit risk management practices;

•	The Bank submit to the FRBSF revised written lending and credit administration policies and procedures;

•	The Bank submit to FRBSF a revised policy for the effective grading of the Bank’s loan portfolio;

•
The Bank submit to the FRBSF a written program for the effective, ongoing third party review of the Bank’s loan portfolio, and that the board of directors take appropriate steps to ensure that the findings of such reviews are addressed by management;

•
The Bank not extend, renew, or restructure any credit to any borrower (or related interest) whose loans or other extensions of credit are criticized in the FRBSF’s most recent report of examination (the “Report of Examination”), or in any subsequent examination, without the prior approval of a majority of the full board of directors or a designated committee thereof;

•
The Bank submit an acceptable written program to the FRBSF that is designed to improve the Bank’s position through repayment, amortization, liquidation, additional collateral, or other means on certain past due or problem loans and other real estate owned (“OREO”) identified at the date of the Written Agreement, and to develop a similar plan for any such loans or OREO identified in the future.  The Bank also must submit quarterly progress reports to the FRBSF on such loans and OREO;

•	The Bank eliminate from its books, by charge-off or collection, all assets or portions of assets classified “loss” in the Report of Examination that have not been previously charged off;

•
The Bank review and revise its ALLL methodology consistent with relevant supervisory guidance and the findings and recommendations regarding the ALLL in the Report of Examination, and submit to the FRBSF a plan for maintenance of an adequate ALLL;

•
The Company and the Bank submit to the FRBSF an acceptable joint written plan to maintain sufficient capital at the Bank, and notify the FRBSF following any calendar quarter in which the Bank’s capital ratios fall below minimums set forth in such plan, including in such notice steps the Bank or Company intend to take to increase capital ratios;

•	The Bank submit to the FRBSF an acceptable written contingency funding plan;

•	The Bank submit to the FRBSF a written business plan for 2011 to improve the Bank’s earnings and overall condition;

•
The Company and the Bank not declare or pay any dividends without the prior written approval of the FRBSF and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Director”);

•	The Company not take any other form of payment representing a reduction in capital from the Bank without the prior written approval of the FRBSF;

•
The Company and its nonbank subsidiary not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRBSF and the Director;

•	The Company and its nonbank subsidiary not, directly or indirectly, incur, increase, or guarantee any debt without prior written approval of the FRBSF;

•	The Company not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the FRBSF;

•	The Bank immediately take all necessary steps to correct all violations of law and regulation cited in the Report of Examination;

•	The Company and the Bank submit any new officer or director, or change in any existing officer’s or director’s duties, to the FRBSF for prior approval or non-objection;

•	The Company and the Bank seek prior approval or non-objection from the FRBSF before making any indemnification or severance payment to an officer or director;

•	The Company and the Bank submit to the FRBSF joint quarterly written progress reports on efforts to comply with the Written Agreement;

The Written Agreement will remain effective and enforceable until stayed, modified, terminated or suspended in writing by the FRBSF. The foregoing description of the Written Agreement is a summary and does not purport to be a complete description of all of its terms, and is qualified in its entirety by reference to a copy of the Written Agreement, attached in an 8-K filing with the Securities and Exchange Commission (the “SEC”) filed on December 29, 2010.

The California Department of Financial Institutions (“DFI”) completed an examination of the Bank in the fourth quarter of 2010.  Based upon discussion with the DFI following the examination, the Bank’s condition has been further downgraded.  Further, the Bank likely will receive some form of formal enforcement action from the DFI.  While we expect the action from the DFI to be similar in scope to the Written Agreement, it will differ in at least one important respect.  While the Written Agreement requires the Bank to submit a capital plan to the FRBSF, the agreement does not specify a particular level of capital the Company or Bank must maintain.  The DFI has indicated that its action will include specific minimum capital ratios that the Bank must meet for both the tier 1 leverage and total risk based capital ratios.  At this time, the Bank has not been advised of the minimum capital ratios sought by the DFI.  However, those ratios will be in excess of the Bank’s current capital ratios.

While the Company and Bank are moving diligently to comply with the Written Agreement and to respond to the criticisms of the FRBSF and DFI, there can be no assurance that full compliance will be achieved with either the Written Agreement or any formal action sought by the DFI.  As a result, the Company and the Bank could become subject to further regulatory restrictions or penalties.  Full satisfaction of the Written Agreement and the action to be sought by the DFI will depend in part on raising a significant amount of additional capital.  The Company’s ability to raise capital will depend on market conditions, which are outside the Company’s control, and also on the Bank’s financial performance and condition.  Should the Bank’s asset quality continue to erode and require significant additional provision for loan losses, resulting in additional future net operating losses at the Bank, the Company’s ability to raise capital may be impaired. In addition, further operating losses would cause the Bank’s capital levels to decline further, requiring the raising of more capital.

General

The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

In addition, Congress and the executive branch are taking action to change significantly bank regulations. The recent Dodd-Frank Wall Street Reform and Consumer Protection Act was a first step in revised regulation, but many rules and regulations remain to be written or implemented under that act, and further legislation in this area is likely.

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

The Company is not subject to similar regulatory requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements. The Bank’s actual capital ratios and the required ratios for “well capitalized” and “adequately capitalized” bank are as follows:

	Regulatory Requirements		31-Dec-10
	Adequately Capitalized	Well Capitalized	Bank
Leverage Ratio	4.00%	5.00%	4.75%

Tier I Risk-Based Ratio	4.00%	6.00%	6.85%

Total Risk-Based Ratio	8.00%	10.00%	8.16%

Under applicable regulatory guidelines, the Bank was considered “Adequately Capitalized” at December 31, 2010.

The Company issued $5.2 million in junior subordinated debt securities (the “debt securities”) to the Company (CA) Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on July 7, 2036.  These debt securities may be redeemed for 105% of the principal balance through July 7, 2011 and then at par thereafter.  Interest is payable quarterly beginning July 7, 2006 at 1.48% over the quarterly adjustable 3-month LIBOR.  Of this $5.2 million, the Company contributed $3.0 million to the Bank and retained $2.2 million at the Company level.  The securities do not entitle the holders to voting rights in the Company but will contain certain restrictive covenants, including restrictions on the payment of dividends to the holders of the Company’s common stock in the event that interest payments on the trust preferred securities are postponed.  The capital contribution received by the Bank from the trust preferred issuance is designated as Tier 1 capital for regulatory purposes.

Following consultation with the FRBSF, on August 31, 2010 the Company elected to defer regularly scheduled payments on debt securities relating to its outstanding $5 million trust preferred security (the “Security”) for a period of up to 20 consecutive quarters (the “Deferral Period”).  The terms of the Security and the trust documents allow the Company to defer payments of interest for the Deferral Period without default or penalty.  During the Deferral Period, the Company will continue to recognize interest expense associated with the Security.  Upon the expiration of the Deferral Period, all accrued and unpaid interest will be due and payable.  During the Deferral Period, the Company is prevented from paying cash dividends to shareholders or repurchasing stock.

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital.  Any additional portion of the trust preferred securities would qualify as Tier II capital.  As of December 31, 2010 the subsidiary trust had $5.2 million in trust preferred securities outstanding, of which $2.6 million qualifies as Tier 1 capital.

In addition, the DFI has authority to take possession of the business and properties of a bank in the event that the tangible shareholders’ equity of the bank is less than the greater of (i) 4% of the bank’s total assets or (ii) $1,000,000.

During the third quarter of 2003, the Bank undertook and completed a private placement of subordinated debentures (“notes”) to augment its Tier II capital.  The total principal amount of the notes issued was $2,000,000.  The notes were sold pursuant to an applicable exemption from registration under the Securities Act of 1933 to certain accredited investors, including some of the Company’s directors and executive officers.  The notes include quarterly payment of interest at prime plus 1.5% and quarterly principal installments of approximately $166,666 commencing on September 30, 2008 until paid in full on June 30, 2011. At December 31, 2010, the Bank prepaid the remaining $499 thousand to the holders of the notes and carried a $0 balance.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") that implements significant changes to the regulation of the financial services industry, including provisions that, among other things:

•
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.
•
Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.
•	Implement corporate governance revisions, including executive compensation and proxy access by stockholders.
•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•
Repeal the federal prohibitions on the payment of interest on demand deposits effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors' responses. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

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
•
The consent of the U.S. Treasury will be required to increase common dividends per share or any share repurchases, with limited exceptions, during the first three years, unless the preferred stock has been redeemed or transferred to third parties; and

•
Participating companies must adopt the U.S. Treasury’s standard for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued under the TARP. At the close of Company’s TARP transaction, these executive compensation restrictions included that the Company, among other things, must:

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

•	Not make any “golden parachute” (as defined in the Internal Revenue Code) to any of the Company’s senior executive officers; and
•	Agree no to deduct for the tax purposes executive compensation in excess of $500,000 in any one fiscal year for each of the Company’s senior executive officers.

On December 19, 2008, the Company entered into a Purchase Agreement with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company agreed to issue and sell 4,000 shares of the Company’s Preferred Stock as Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock) and a Warrant to purchase 38,869 shares of the Company’s Common Stock (adjusted for the 2% stock dividend) for an aggregate purchase price of $4,000,000 in cash. In connection with this transaction the Company incurred $50,000 in costs.

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

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $15.43 per share, adjusted for the two separate 2% stock dividends declared in September 2009 and March 2010.

Following consultation with the FRBSF, on August 31, 2010 the Company elected to defer regularly scheduled dividends on the Preferred Stock. As of December 31, 2010, the Company has missed two dividend payments. By deferring the dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate. Given the Company’s recent losses and accumulated deficit, it is unlikely the Company will resume payment of dividends on its Preferred Stock in 2011.

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

In addition, ARRA directs the Treasury to review previously-paid bonuses, retention awards and other compensation paid to senior executive officers and certain other highly-compensated employees of each TARP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or the TARP, or otherwise contrary to the public interest. If the Treasury determines that any such payments have been made by a TARP recipient, the Treasury will seek to negotiate with the TARP recipient and the subject employee for appropriate reimbursements to the U. S. Government (not the TARP recipient)  with respect to any such compensation or bonuses. ARRA also permits the Treasury, subject to consultation with the appropriate federal banking agency, to allow a TARP recipient to repay any assistance previously provided to such TARP recipient under the TARP, without regard to whether the TARP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provision under ARRA.

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include:

☐	the imposition of a conservator or the issuance of a cease-and-desist order that can be judicially enforced;
☐	the termination of insurance of deposits (in the case of a depository institution);
☐	the imposition of civil money penalties;
☐	the issuance of directives to increase capital;
☐	the issuance of formal and informal agreements;
☐	the issuance of removal and prohibition orders against institution-affiliated parties; and
☐	the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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

Premiums for Deposit Insurance

The Bank’s deposits have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor.  On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor and made permanent with the Dodd-Frank Wall Street Reform and Consumer Protection Act. This increase was part of the Emergency Economic Stabilization Act of 2008.  Additionally, the Bank has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts at the Bank with balances over $250,000 were also fully insured through January 1, 2013 at an additional cost to the Bank of 10 basis points per dollar over $250,000 on a per account basis.

Until recently, the FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the Deposit Insurance Fund (“DIF”). As discussed, the Dodd-Frank Act raised the reserve ratio to 1.35%.  The Federal Deposit Insurance Reform Act of 2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. The DIF reserve ratio calculated by the FDIC that was in effect at December 31, 2009 was -0.39%.

Through the later part of 2008 and through 2010 the number of bank and thrift failures rose significantly, resulting from, among other things, the U.S. financial crisis and significantly weakened economic conditions.  This placed considerable strain on the FDIC’s DIF.  As a result, on September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a ratio of 1.15% within eight years.  The FDIC also adopted higher annual risk-based assessment rates beginning in January of 2011.  On November 12, 2009 the FDIC also adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, except for those institutions where the FDIC grants an exemption.  Under the Dodd-Frank Act, the minimum designated reserve ratio of the DIF increased from 1.15 percent to 1.35 percent of estimated insured deposits. Additionally, the Dodd-Frank Act revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the FDIC’s proposed rules, the assessment base will change from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The Bank currently anticipates its quarterly assessments will increase significantly during the next three years.  It is currently estimated that assessments against the Bank for 2011 will total approximately $.9 million compared to the approximately $.7 million reported for the year ended December 31, 2010.

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

As a public reporting company, the Company is subject to the requirements of SOX and related rules and regulations issued by the SEC and applied to the Company by the FRB.  The Company’s common stock is not listed on any national exchange such as the NYSE or NASDAQ.  As such, the Company is not required to comply with the additional SOX requirements adopted by such exchanges.  The Company anticipated additional expenses to comply with SOX in 2010 however, the requirement for compliance was delayed another year.

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

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties.  Pursuant to these rules, financial institutions must provide:

-	initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public information to non-affiliated third parties and affiliates;
-	annual notices of their privacy policies to current customers; and
-	a reasonable method for customers to “opt out” of disclosures to non-affiliated third parties.

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

Predatory Lending

The term “predatory lending”, much like the terms “safety and soundness” and “unfair and deceptive practices”, is far-reaching and covers a potentially broad range of behavior.  As such, it does not lend itself to a concise or a comprehensive definition.  But typically predatory lending involves at least one, and perhaps all three, of the following elements:

☐	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation or asset-based lending;
☐	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced or loan flipping; and
☐	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers.  The following triggers coverage under the home ownership and Equity Protection Act of 1994:

☐	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,
☐	subordinate lien loans of 10 percentage points above Treasury securities, and
☐	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction when combined with points and fees if deemed excessive.

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

Monetary Policy and Economic Controls

The Company and the Bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve, whose actions directly affect the money supply which, in turn, affects banks’ lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks has eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates has generally increased banks’ cost of funds and made them more sensitive to fluctuations in money market rates. In view of the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank or the Company. As a result, banks, including the Bank, face a significant challenge to maintain acceptable net interest margins.

Future Legislation and Regulatory Initiatives

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Currently, the Congress is actively considering significant changes to the manner of regulating financial institutions. The Dodd-Frank Act was an initial legislative act in this regard, but much of its impact cannot be understood until numerous rulemakings are completed. The current rulemakings and regulations being prepared under the Dodd-Frank Act and other future legislation regarding financial institutions may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank. The nature and extent of future legislative and regulatory changes affecting financial institutions is unpredictable at this time. We cannot determine the ultimate effect that such potential legislation, if enacted, would have upon our financial condition of operations.

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

An investment in our common stock is subject to risks inherent to our business.  The material risks and uncertainties that Management believes may affect our business are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report.  The risks and uncertainties described below are not the only ones facing our business.  Additional risks and uncertainties that Management is not aware of or focused on or that Management currently deems immaterial may also impair our business operations.  This Annual Report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Associated With Our Business

The California Department of Financial Institutions will likely institute an enforcement action against our banking subsidiary, thereby materially impacting our operations.

The California Department of Financial Institutions (the “DFI”), the Bank’s primary state regulator, commenced its regular examination of the Bank on November 29, 2010 and completed said examination in the fourth quarter of 2010.  Based on discussions the Bank had with the DFI following the examination, the Bank’s condition has been downgraded and it is expected that an enforcement action in the form of a Consent Order will be sought against the Bank (the “Anticipated Consent Order”).  While it is expected that the content of the Anticipated Consent Order will be substantially similar to that of the Written Agreement, we anticipate that there will be one material difference.  We expect that the Anticipated Consent Order will include specific minimum capital ratios that the Bank must meet for both tier 1 leverage and total risk-based capital ratios.  At this time, the Bank has not been advised of the minimum capital ratios.  However, those ratios will be in excess of the Bank’s current capital ratios.  There can be no assurance that we will be able to comply fully with the Anticipated Consent Order. While we do not believe that compliance with the Anticipated Consent Order will materially impact our operations beyond the Written Agreement, a failure to comply fully with the Anticipated Consent Order could trigger further enforcement proceedings against the Bank that would materially impact our financial condition and results of operation.

We may be subject to ongoing regulation, including restrictions on our lending activities, all of which will materially impact our operations.

Even though the Bank remains adequately capitalized as of December 31, 2010, the regulatory agencies have the authority to restrict our operations to those consistent with under-capitalized institutions.  For example, the regulatory agencies could impose restrictions that place limitations on our lending activities.  The regulatory agencies also have the power to limit the rates paid by the Bank to attract retail deposits in its local markets.  The Bank will likely be required to reduce our levels of non-performing assets within specified time frames.  These time frames might not necessarily result in maximizing the price that might otherwise be received for the underlying properties.  In addition, if such restrictions were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties.

Both the Company and the Bank are operating under a Written Agreement with the FRBSF to address, among other things, lending, credit and capital related issues.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets, we are subject to increased regulatory scrutiny and additional regulatory restrictions, and have become subject to certain enforcement actions under a Written Agreement issued by the FRBSF on December 23, 2010.  This enforcement action follows the FRBSF’s regularly scheduled examination of our banking subsidiary during the second and third quarter of 2010 and is based on discussions the Bank had following the examination.  Such enforcement action places limitations on our business and may adversely affect our ability to implement our business plans.  This enforcement action requires, among other things, the Bank to take certain steps to strengthen its balance sheet, such as reducing the level of classified assets, increasing capital levels, and addressing other criticisms of the examination.  This enforcement action is more fully discussed under “Supervision and Regulation” of Part 1 Business of this Form 10-K, Note 25. Subsequent Events of the consolidated financial statements included in this Form 10-K as well as “Recent Developments” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  If the Company fails to comply with these enforcement actions, it may become subject to further regulatory enforcement actions up to and including the appointment of a conservator or receiver for the Bank.

The FRBSF has imposed restrictions that place limitations on our lending activities.  They also have the power to limit the rates paid by the Bank to attract retail deposits in its local markets.  The Bank is required to reduce the level of non-performing assets and if such were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties.

We Cannot Accurately Predict the Effect of the Current Economic Downturn on Our Future Results of Operations or Market Price of Our Stock

The national economy and the financial services sector in particular, are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.

Our Level of Classified Assets Expose Us to Increased Lending Risk. Further, if Our Allowance for Loan Losses is Insufficient to Absorb Losses in Our Loan Portfolio, Our Earnings Could Decrease

At December 31, 2010, loans that we have categorized as doubtful and substandard totaled $30.7 million of which approximately $23.9 million were non-accruing.  These loans represent 16.3% of total gross loans as of December 31, 2010. If these loans do not perform according to their terms and / or the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. At December 31, 2010, our allowance for loan losses totaled $11.0 million, which represented 5.84% of total loans and 45.9% of non-performing loans. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and their probability of making payment, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, significant factors we consider include loss experience in particular segments of the portfolio, trends and absolute levels of classified loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. If our assumptions are incorrect, our allowance for loan losses may be insufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.  Please also refer to “Regulatory and Enforcement Proceedings” under the section “Supervision and Regulation” of Item 1. Business of this Form 10-K for additional information on regulatory requirements regarding the Bank’s allowance for loan losses.

We Are Highly Dependent On Real Estate and Any Further Downturn in the Real Estate Market May Hurt Our Business

A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2010, real estate served as the principal source of collateral with respect to approximately 80.9% of our loan portfolio.  A decline in current economic conditions, a decline in the local housing market, both of which we are experiencing currently, or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.  Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We Also Have a Concentration in Higher Risk Commercial Real Estate Loans

We also have a high concentration in commercial real estate (“CRE”) loans. CRE loans as defined by final guidance issued by Bank regulators are defined as construction, land development, other land loans, loans secured by multifamily (5 or more) residential properties, and loans secured by non-farm nonresidential properties.  Following this definition, approximately 43.3% of our lending portfolio can be classified as CRE lending as of December 31, 2010.  CRE loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers.  Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition.  In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt.  Cash flow may be significantly affected by general economic conditions.  Losses incurred on loans to a small number of borrowers could have a material adverse impact on our financial condition and results of operations.  Also, many of our commercial real estate and commercial and industrial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a 1-4 family residential mortgage loan.

Additionally, federal banking regulators recently issued final guidance regarding commercial real estate lending.  This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny.  Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny.  We have become subject to increased regulatory scrutiny because of our real estate portfolio and as a result the Bank must develop or revise, adopt, and implement a plan to systematically reduce the amount of loans within this category as outlined in the Written Agreement issued to the Bank on December 23, 2010.

Liquidity Risk Could Impair Our Ability to Fund Operations and Jeopardize Our Financial Condition

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Additionally, we regularly monitor certain larger deposit relationships that we determine are not suitable for any form of long-term investment or that possess a higher risk of leaving us.  These balances are disclosed in “Deposits” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry in general.

We Depend On Cash Dividends From Our Subsidiary Bank To Meet Our Cash Obligations, but Our  Written Agreement Prohibit the Payment of Such Dividends Without Prior Regulatory Approval, Which May Impair Our Ability to Fulfill Our Obligations

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities, our preferred stock and other obligations, including any cash dividends. Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval. As outlined in the Written Agreement previously mentioned, the Bank cannot pay any cash dividends or other payments to the holding company without prior written consent of the regulatory authorities. Additionally, the Company cannot declare or pay any dividends (including those on outstanding preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program) or make any distributions of principal, interest or other sums on its trust preferred securities without prior written approval of the Federal Reserve.

The Recession and Changes in Domestic and Foreign Financial Markets Have Adversely Affected Our Industry and May Have a Material Negative Impact on Our Results of Operations and Financial Condition

Economic indices have shown that since the fourth quarter of 2007, the United States economy has been in a recession. Although the recession technically ended in 2009, the recovery remains tepid and the economy strained. This has been reflected in significant business failures and job losses. Further, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increased unemployment, have negatively impacted the performance of commercial and consumer credit resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

☐	We potentially face increased regulation of our industry, compliance with which may increase our costs and limit our ability to pursue business opportunities.

☐
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process.

☐	The value of the portfolio of investment securities that we hold may be adversely affected.

☐
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.

Recently Enacted Legislation and Other Measures Undertaken by the U.S. Treasury, the FRB and Other Governmental Agencies May Not Help Stabilize the U.S. Financial System or Improve the Housing Market

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” EESA includes additional provisions directed at bolstering the economy, including:

☐	Authority for the FRB to pay interest on depository institution balances;

☐	Mortgage loss mitigation and homeowner protection;

☐
Temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2013; (this increase was subsequently made permanent on July 21, 2010 when President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act.) and

☐	Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

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

EESA followed, and has been followed by, numerous actions by the FRB, Congress, Treasury, the SEC and others to address the liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

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

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), more commonly known as the economic stimulus or economic recovery package.  The Stimulus Bill includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Stimulus Bill imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury.

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

Current Levels of Market Volatility are Unprecedented

The capital and credit markets have been experiencing volatility and disruption for more than two years. In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced significant downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

FDIC Deposit Insurance Assessments Will Increase Substantially, Which Will Adversely Affect Our Net Earnings

FDIC deposit insurance expense for the year ended December 31, 2010 was approximately $.7 million.  Deposit insurance assessments will increase in 2011 due to the condition of the Bank and recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years. The Bank currently anticipates these costs to total approximately $.9 million for 2011. During the last two quarters of 2009 the FDIC further levied a prepayment assessment on banks to be paid in December 2009 for the periods of January 2010 to December of 2012.

Declines in Asset Values May Result in Impairment Charges and Adversely Affect the Value of Our Investments, Financial Performance and Capital

We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities. The market value of investments in our portfolio had become increasingly volatile in 2009 but has stabilized in 2010. The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we evaluate investments and other assets for impairment indicators. We may be required to record impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which may have a material adverse effect on our results of operations in the periods in which the write-offs occur.  During 2010, the Bank determined that there was no other than temporarily impaired (“OTTI”) bonds within the investment portfolio.

Our Real Estate Lending Also Exposes Us to the Risk of Environmental Liabilities

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

Our Business Is Subject To Interest Rate Risk and Changes in Interest Rates May Adversely Affect Our Performance and Financial Condition

Our earnings and cash flows are highly dependent upon net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Our net interest income (including net interest spread and margin) and ultimately our earnings are impacted by changes in interest rates and monetary policy.  Changes in interest rates and monetary policy can impact the demand for new loans, the credit profile of our borrowers, the yields earned on loans and securities and rates paid on deposits and borrowings.  Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread (the difference in the rates paid on interest-bearing liabilities and the yields earned on interest-earning assets) as well as net interest income to increase if interest rates rise and, conversely, to decline if interest rates fall.  Additionally, increasing levels of competition in the banking and financial services business may decrease our net interest spread as well as net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates.  Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates (such as a sudden and substantial increase in Prime and Overnight Fed Funds rates) as well as increasing competition may require the Bank to increase rates on deposits at a faster pace than the yield it receives on interest-earning assets increases.  The impact of any sudden and substantial move in interest rates and/or increased competition may have an adverse effect on our business, financial condition and results of operations, as the Bank’s net interest income (including the net interest spread and margin) may be negatively impacted.

Additionally, a sustained decrease in market interest rates could adversely affect our earnings.  When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans.  Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans.  In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates.  We are also significantly affected by the level of loan demand available in our market.  The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments.

Failure to Successfully Execute Our Strategy May Adversely Affect Our Performance

Our financial performance and profitability depends on our ability to execute our corporate growth strategy.  Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition and results of operations.  Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.  Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as:

☐	Inability to control non-interest expense, including, but not limited to, rising employee, regulatory compliance, and healthcare costs;

☐	Limitations imposed on us in the Consent Order and/or Written Agreement.

☐	Inability to increase non-interest income; and

☐	Continuing ability to expand, through de novo branching or finding acquisition targets at valuation levels we find attractive.

Economic Conditions in the Central Coast of California Area May Adversely Affect Our Operations and / or Cause Us to Sustain Losses

Our retail and commercial banking operations are concentrated primarily in San Luis Obispo and Santa Barbara Counties.  As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area.  A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans.  This risk increases when the economy is weak.  The industries of tourism, agriculture (specifically that related to the production of wine) and hospitality represent a significant portion of economic activity in our primary market area have been impacted to some degree by the current economic downturn.  Although the Company has not seen any significant increase in non-performing assets related to loans the Bank has made to borrowers in these industries, the Company believes a prolonged economic downturn may have an impact on such borrowers, which may result in further increases in the level of our non-performing assets.

We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses that Management believes is appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our loan portfolio.  These policies and procedures, however, may not prevent unexpected losses that may have material adverse affects on our results of operations in general and the market value of our stock.

Additionally, our primary market area is an increasingly competitive and overcrowded banking market.  Our ability to achieve the growth outlined in our corporate strategic goals may be dependent in part on an ability to grow through the successful addition of new branches or the identification and acquisition of potential targets at acceptable pricing levels either inside or outside of our primary market.  If we are unable to attract significant new business through strategic branching, or acquire new business through the acquisition of other banks, our growth in loans and deposits and, therefore, our earnings, may be adversely affected.

We Face Strong Competition from Financial Service Companies and Other Companies That Offer Banking Services, Which May Hurt Our Business

As previously mentioned, the financial services business in our market areas is highly competitive.  It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers.  We face competition both in attracting quality assets and deposits and in making loans.  We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services business may reduce our market share, decrease loan demand, cause the prices we charge for our services to fall, or decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher rates on our deposits.  Therefore, our results may differ in future periods depending upon the nature or level of competition.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods.  For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds.  Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We May Not Be Able to Attract and Retain Skilled People

Our success depends, in large part, on our ability to attract and retain key people.  Competition for the best people in most of our activities can be intense and we may not be able to hire people or to retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Because of Our Participation in the Troubled Asset Relief Program (‘‘TARP’’), We Are Subject to Several Restrictions, Including Restrictions on Compensation Paid to Our Executives

Certain standards for executive compensation and corporate governance apply to us for the period during which the U.S. Treasury holds an equity position in us. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include, among other things, (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes, executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods. Pursuant to the American Recovery and Reinvestment Act of 2009 (the ‘‘Stimulus Bill’’), more commonly known as the economic stimulus recovery package, further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees. Such restrictions and any future restrictions on executive compensation, which may be adopted, could adversely affect our ability to hire and retain senior executive officers.

Our Internal Operations Are Subject to a Number of Risks

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

☐	Information Systems

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

☐	Technological Advances

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

☐	Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses.  For example, the Central Coast of California is subject to earthquakes and fires.  Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities.  While we have not experienced such an occurrence to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future.  Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

☐	We Depend On Cash Dividends From Our Subsidiary Bank To Meet Our Cash Obligations

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and other obligations, including any cash dividends.  See Item 5.  Market for Common Equity and Related Stockholder Matters.  Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.  Additionally, the Written Agreement we are operating under prohibit our banking subsidiary from paying dividends or any form of payment to the Holding Company that would represent a reduction in the subsidiary bank’s capital.  For more information regarding the Written Agreement, please see the discussion titled “Written Agreement” under the section “Supervision and Regulation” of Item 1. Business, “Recent Developments” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 25. Subsequent Events of the consolidated financial statements, filed on this Form 10-K.

Risks Associated With Our Industry

We Are Subject to Government Regulation That May Limit or Restrict Our Activities, Which in Turn May Adversely Impact Our Operations

The financial services industry is regulated extensively.  Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders.  These regulations can sometimes impose significant limitations on our operations.  New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business.  We anticipate that continued compliance with various regulatory provisions will impact future operating expenses.  Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

New Legislative and Regulatory Proposals May Affect Our Operations and Growth

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

Risks Associated With Our Stock

Our Participation in the U.S. Treasury’s Capital Purchase Program (“CPP”) May Pose Certain Risks to Holders of Our Common Stock

On December 19, 2008, the Company entered into a Purchase Agreement with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company agreed to issue and sell 4,000 shares of the Company’s Preferred Stock as Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock) and a Warrant to purchase 38,869 shares of the Company’s Common Stock (adjusted for the two subsequent 2% stock dividends) for an aggregate purchase price of $4,000,000 in cash. In connection with this transaction the Company incurred $50,000 in costs.

Under the terms of the CPP, the Company sold to the U.S. Treasury $4.0 million in preferred stock and a warrant to purchase approximately $.2 million of the Company’s common stock.  Although the Company believes that its participation in the CPP is in the best interests of our shareholders in that it will enhance Company and Bank capital and provide additional funds for future growth, it may pose certain risks to the holders of our common stock such as the following:
☐
Under the terms outlined by the U.S. Treasury for participants in the CPP, the Company issued a warrant to the U.S Treasury to purchase shares of its common stock.  The issuance of this warrant is dilutive to current common stockholders in that it reduces earnings per common share. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant is exercised. The shares of common stock underlying the warrant represent approximately 2.0% of the shares of our common stock outstanding as of December 31, 2010 (including the shares issuable upon exercise of the warrant in total shares outstanding).

☐
Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction and therefore may become a significant holder of the Company’s common stock and possess significant voting power.

☐
Although the preferred equity issued to the U.S. Treasury is non-voting, the terms of the CPP stipulate that the U.S. Treasury may vote their senior equity in matters deemed by the U.S. Treasury to have an impact on their holdings.

☐
Although the Company does not foresee any material changes to the terms associated with its participation in the CPP, the U.S. Government, as a sovereign body, may at any time change the terms of our participation in the CPP and or significantly influence Company policy.

For more information about the Company’s participation in the CPP, see “Note O - Preferred Stock and Related Warrant,” of the consolidated financial statements filed on this Form 10-K.

Our Outstanding Preferred Stock Impacts Net Income Available to Our Common Stockholders and Earnings Per Common Share and Other Potential Issuances of Equity Securities May be Dilutive to Holders of Our Common Stock

The dividends declared and the accretion on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. The preferred stock will also receive preferential treatment in the event of the Company’s liquidation, dissolution or winding-down.  In addition, to the extent options to purchase common stock under our employee and director stock option plans are exercised, holders of our common stock will incur additional dilution.  Further, if the Company sells additional equity or convertible debt securities, such sales may result in increased dilution to our shareholders.

Our Stock Trades Less Frequently Than Others

Although our common stock is quoted on the over-the-counter market, the trading volume in our common stock is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Our Stock Price is affected by a Variety of Factors
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things:

☐	Actual or anticipated variations in quarterly results of operations;

☐	Recommendations by securities analysts;

☐	Operating and stock price performance of other companies that investors deem comparable to our company;

☐	News reports relating to trends, concerns and other issues in the financial services industry; and

☐	Perceptions in the marketplace regarding our company and/or its competitors and the industry in which we operate.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the public offering price.  In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies.  These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

Holders of Our Junior Subordinated Debentures Have Rights That Are Senior to Those of Our Common Shareholders

We have supported our continued growth through the issuances of trust preferred securities from one special purpose trust.  At December 31, 2010, we had outstanding trust preferred securities totaling $5.0 million.  Payments of the principal and interest on the trust preferred security of this special purpose trust is fully and unconditionally guaranteed by us.  Further, the accompanying junior subordinated debenture we issued to the special purpose trust is senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debenture  before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debenture must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no cash dividends may be paid on our common stock.

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

Our Common Stock is Not an Insured Deposit

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company.  As a result, if you acquire our common stock, you may lose some or all of your investment.

Our Articles of Incorporation and By-Laws, As Well As Certain Banking Laws, May Have an Anti-Takeover Effect
Provisions of our articles of incorporation, bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders.  The combination of these provisions may hinder a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B. Unresolved Staff Comments

The Company has no unresolved comments received from staff at the SEC.

ITEM 2.	PROPERTIES

The Company conducts its banking operations from four offices.  The Bank owns the land and building of its office located at 7480 El Camino Real, in Atascadero, California. The building is a two-story building of approximately 16,500 square feet.

The Bank owns the land and building of its office located at 1240 Spring Street, Paso Robles, California. The Bank occupies approximately 7,200 square feet on the ground floor of the building and 2,800 square feet in the basement is used for records storage and as a staff room.

The Bank owns the land and building of its office located at 1530 East Grand Avenue in Arroyo Grande.  The building is a two-story building of approximately 10,200 square feet.

The Bank owns the land and a two-story building of approximately 10,000 square feet which houses its office located at 1825 South Broadway, Santa Maria, California.

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

	Quarter Ended	Bid Prices
		Low	High
2010
	December 31	$1.20	$2.95
	September 30	$1.90	$6.70
	June 30	$6.60	$8.20
	March 31	$7.35	$11.76

2009
	December 31	$10.10	$11.89
	September 30	$11.55	$15.00
	June 30	$10.50	$13.00
	March 31	$8.20	$14.75

The foregoing table is based on data reported by the market makers named above and does not include information on shares traded directly by shareholders or through other dealers.

Holders

The Company has two classes of stock outstanding — Common and Preferred Stock. As of February 23, 2011 there were approximately 371 record holders of the Company’s Common Stock.

Dividends

The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 2008:

Month Paid	Amount Per Share
March 2008	$0.25
September 2008	$0.25
March 2009	$0.25

The Company had paid a cash dividend for 20 years however, it issued a 2% stock dividend in October 2009 and March 2010. As of August 2010, all dividend activity has been suspended.

The Company is a legal entity separate and distinct from the Bank.  The Company’s shareholders are entitled to receive dividends when declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the Corporation law).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution to its shareholders if it meets two conditions, which generally are as follows: (i) the corporation’s assets equal 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1-1/4 times its current liabilities. As a regulated bank holding company, the Federal Reserve Board’s restrictions may also limit the Company’s ability to pay cash dividends. Generally, a bank holding company must consult with the Reserve Board prior to payment of a proposed cash dividend, if the company did not have sufficient earnings in the prior four quarters at least equal to the proposed dividend and other holding company obligations.

The ability of the Company to pay a cash dividend depends largely on the Bank’s ability to pay a cash dividend to the Company.  The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the Financial Code).  The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank’s retained earnings; or (b) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by an majority-owned subsidiary of the bank to the shareholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greater of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DFI determines that the shareholders’ equity of the bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  The FDIC may also restrict the payment of dividends if by payment of such dividends, the bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to federal law (See, “Item 1 — Supervision and Regulation Prompt Corrective Action and Other Enforcement Mechanisms.”) Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm’s length transaction.

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

Following consultation with the Federal Reserve Bank of San Francisco (the “FRB”), on August 31, 2010 the Company elected to defer regularly scheduled dividends on the Preferred Stock. As of December 31, 2010, the Company has missed two dividend payments. By deferring the dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.

Further, under the Written Agreement with the FRBSF the Bank may not pay cash dividends or make other payments to the holding company without prior written consent of the regulatory authorities.  Additionally, the Company may not receive any dividends or other forms of payment from the Bank representing a reduction in the Bank’s capital or make payments to its shareholders without the prior approval of the FRBSF and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

ITEM 6.	SELECTED FINANCIAL DATA

The table below provides selected financial data that highlights the Company’s performance results for the five years ended December 31, 2010, 2009, 2008, 2007 and 2006:

		Year Ended December 31,
	2010	2009	2008	2007	2006

	(dollars in thousands except per share data)
Summary of Operations:
Interest Income	$12,587	$13,851	$15,276	$17,719	$17,027
Interest Expense	2,291	3,021	3,877	4,824	3,577

Net Interest Income	10,296	10,830	11,399	12,895	13,450
Provision for Loan Loss	15,198	5,460	975	-	240

Net Interest Income After Provision for Loan Losses	(4,902)	5,370	10,424	12,895	13,210
Noninterest Income	1,610	1,236	1,111	1,071	1,010
Noninterest Expense	10,655	9,865	9,763	9,029	8,590

Income Before Income Taxes	(13,947)	(3,259)	1,772	4,937	5,630
Income Tax, expense(benefit)	807	(1,434)	(633)	(1,934)	(2,242)

Net Income (loss)	$(14,754)	$(1,825)	$1,139	$3,003	$3,388

Dividends and Accretion on Preferred Stock	$240	$240	$-	$-	$-

Net (losses)/income Applicable to Common Shareholders	$(14,994)	$(2,065)	$1,139	$3,003	$3,388

Cash Dividends Paid	$-	$483	$963	$871	$768

Per Common Share Data:
Net Income - Basic	$(7.49)	$(1.05)	$0.59	$1.55	$1.77
Net Income - Diluted	$(7.49)	$(1.05)	$0.58	$1.51	$1.68
Dividends	$-	$0.25	$0.50	$0.45	$0.40
Book Value	$1.86	$9.58	$11.21	$11.01	$9.93

Common Outstanding Shares:	2,003,131	1,961,334	1,923,053	1,924,873	1,928,097

Statement of Financial Condition Summary:
Total Assets	$249,801	$269,923	$251,880	$248,640	$240,738
Total Deposits	233,867	238,723	212,317	212,718	212,988
Total Net Loans	176,750	198,099	186,632	166,619	169,680
Allowance for Loan Losses	10,999	3,386	2,310	1,673	1,654
Total Shareholders' Equity	7,545	23,030	25,551	21,189	19,137

Asset Quality:
Loan on Non-Accrual	$23,945	$6,407	$1,614	$2,176	$-
Loans Past Due >90 days and still accruing	$-	$-	$-	$-	$550
OREO	$2,123	$428	$-	$-	$-
Loans Past Due 30-89 days	$606	$5	$2,674	$-	$-

Selected Ratios:
Return on Average Assets	-5.65%	-0.69%	0.46%	1.22%	1.42%
Return on Average Equity	-107.53%	-7.18%	5.19%	14.87%	19.45%
Net Interest Margin	4.16%	4.49%	5.05%	5.92%	6.38%
Average Loans as a Percentage of Average Deposits	82.46%	87.82%	83.84%	76.11%	79.74%
Allowance for Loan Losses to Total Loans	5.84%	1.67%	1.22%	0.99%	0.96%
Company
Tier I Capital to Average Assets	4.02%	10.28%	11.89%	10.50%	10.00%
Tier I Capital to Risk-Weighted Assets -	5.72%	12.54%	14.41%	13.20%	12.70%
Total Capital to Risk-Weighted Assets -	8.30%	13.87%	15.92%	14.60%	14.40%
Bank
Tier I Capital to Average Assets	4.75%	9.71%	11.44%	9.85%	9.11%
Tier I Capital to Risk-Weighted Assets -	6.85%	11.85%	13.65%	12.33%	11.43%
Total Capital to Risk-Weighted Assets -	8.16%	13.18%	15.17%	13.80%	13.13%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is an analysis of the financial condition and results of operations of the Company as of and for years ended December 31, 2010, 2009 and 2008.  The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Financial Overview
For the years ended December 31, 2010 and 2009, the Company recorded a net loss of approximately $15.0 million or ($7.49) per common share and $2.1 million or ($1.05) per common share, respectively. On a year over year basis, the net loss increased by approximately $12.9 million. The primary factor behind the increase in the loss can be attributed to substantial provisions the Bank made to the allowance for loan losses during 2010, resulting from, among other things, increases in non-performing loans due in part to continued weaknesses in local, state and economic conditions. For the year ended December 31, 2008, the Company earned $1.1 million or $0.58 per diluted common share.

2010 proved to be a challenging year as the Company’s results of operations were significantly impacted by a number of factors including, most notably, the additional provisions the Bank made to the allowance for loan losses.  A challenging credit environment and continued economic weakness, among other things, led the Bank to increase its allowance for loan losses by approximately $7.6 million, net of charge-offs and recoveries, to $11.0 million or 5.84% of total gross loans.  This compares to an allowance of $3.4 million or 1.67% of total gross loans as of December 31, 2009.  During 2010 the Bank also saw a considerable increase in the level of criticized and classified loans as well as “watch list” loan balances, resulting in part from continued economic stresses.  As the level of criticized, classified and watch list balances increased, so also did the level of non-accruing balances and ultimately charge-offs.  For the year ended December 31, 2010 net charge-offs totaled approximately $7.6 million, representing 3.77% of average loan balances.  This compares to net charge-offs of $4.4 million for 2009, representing 2.20% of average loan balances.  The Bank recorded net charge offs of approximately $.3 million for 2008.

Operating results for 2010 were also impacted by the write-down and expense for OREO property in the approximate amount of $.6 million.

Although 2010 marked a year of significant challenges with respect to the Company’s profitability, Management took considerable steps during the year to reinforce the oversight of the loan portfolio, specifically with respect to problem assets.  The Bank’s problem credit department was expanded and the independent loan review was enhanced and moved to a bi-annual basis to augment Management’s ongoing internal review.  Additionally, In August 2010, the Company announced that Claudya Ross was promoted to Executive Vice President and Chief Credit Officer. Ms. Ross brings over 24 years of banking experience to the Bank. Management believes the actions taken in 2010 to further enhance the Bank’s oversight of credit quality will enhance the Company’s ability to navigate through the continued weakened economy.

The following provides a summary of operating results for the year ended December 31, 2010:

☐
Interest income for the year ended December 31, 2010 was approximately $12.6 million, which represents a decline of approximately $1.3 million or 9.1% from the same period in 2009.  Lower earning asset yields during 2010, resulting from the current interest rate environment compounded by the large amount of loans on non-accrual, contributed significantly to the year over year decline.

☐
Interest expense for the year ended December 31, 2010 was approximately $2.3 million, which represents a decline of approximately $.7 million or 24.2% from the same period in 2009. Lower offering rates in conjunction with the re-pricing of floating rate deposit balances during 2010 contributed significantly to the decline in interest expense.

☐
As a result of the items mentioned above, net interest income for the year ended December 31, 2010 was approximately $10.3 million compared to $10.8 million for the same period in 2009. This represents a decrease of approximately $.5 million or 5.0%.  For the year ended December 31, 2010 the Company’s net interest margin was 4.16% compared to the 4.49% reported for 2009, representing a decline of 33 basis points.

☐
For the year ended December 31, 2010, non-interest income totaled approximately $1.6 million, compared to $1.2 million for the same period in 2009. During 2010, the Bank recognized gains on sales of investments of $.6 million compared to $.2 million in 2009. Thee gains account for the majority of the variance on a year over year basis.

☐
Non-interest expenses for the year ended December 31, 2010 were approximately $10.7 million or $.8 million higher than the $9.9 million reported for the same period ended a year earlier.  Contributing to the increase in non-interest expense in 2010 were higher FDIC assessment costs, $.6 million in OREO expense including write-downs and higher costs incurred related to the management of problem assets.  For a more detailed discussion regarding non-interest expense please see “Non-Interest Expense” of Management’s Discussion and Analysis filed on this Form 10-K.

☐	The operating efficiency ratio for the year ended December 31, 2010 was 89.5% compared to 81.8% for the year ended December 31, 2009.

The following provides a summary of significant year to date changes in financial condition balances as of December 31, 2010:

☐	Total assets at December 31, 2010 were approximately $249.8 million, approximately $20.1 million or 7.5% less than that report at December 31, 2009.

☐
Fed Funds sold and interest bearing due from balances totaled approximately $15.5 million at December 31, 2010, approximately $13.0 million or 520.0% higher than that reported at December 31, 2009.  A significant decrease in total loans along with the Bank’s plan to increase liquidity in response to our Written Agreement with the FRBSF accounts for the high balances in this category.

☐
Available for sale investment securities totaled approximately $32.5 million at December 31, 2010, approximately $8.4 million or 20.6% less than that reported at December 31, 2009.  As mentioned, the Bank’s current plan is to retain excess liquidity in the overnight interest bearing due from balances until such time that there is trending evidence of no reputation risk as the result of regulatory action. The Bank has not experienced any such reputation risk to date.

☐
Gross loans totaled approximately $188.4 million at December 31, 2010, representing a decrease of approximately $13.8 million or 6.8% over that reported at December 31, 2009.  In addition to loan demand being soft throughout the year, the Bank was also restricted by regulatory CRE levels as the result of the significant losses experienced during the year.  For a more detailed discussion regarding the loan portfolio, please see “Loans” of Management’s Discussion and Analysis filed on this Form 10-K.

☐
Total deposits were approximately $233.9 million at December 31, 2010, approximately $4.9 million or 2.0% less than that reported at December 31, 2009.  Time certificates of deposits decreased by $7.2 million or 8.4% due to the reshaping of the balance sheet in the absence of loan demand. Core deposits (defined as total deposits less time certificates of deposit of $100,000 or more) represented 78.1% and 78.2% at December 31, 2010 and 2009, respectively. For a more detailed discussion regarding deposits, please see “Deposits” of Management’s Discussion and Analysis filed on this Form 10-K.

☐
Shareholders’ equity totaled approximately $7.5 million at December 31, 2010, representing a decrease of approximately $15.5 million or 67.2% from that reported at December 31, 2009.  The primary factor for the decrease is the net loss of $15.0 million reported for 2010.

The following provides an overview of asset quality as of and for the year ended December 31, 2010:

☐
At December 31, 2010 non-performing assets totaled approximately $26.1 million, an increase of approximately $19.3 million or 281.4% over that reported at December 31, 2009.  The ratio of non-performing assets to total assets was 10.44% at December 31, 2010 compared to the 2.53% reported at December 31, 2009.

☐
Non-performing loans totaled approximately $23.9 million at December 31, 2010, an increase of approximately $17.5 million or 273.7% over that reported at December 31, 2009.  Non-performing loans represented 12.71% of total gross loans as of December 31, 2010 compared to 3.17% reported for December 31, 2009.  At December 31, 2010 non-performing loans as a percent of the allowance for loan losses was 217.7% compared to 189.2% reported at December 31, 2009.

☐
The allowance for loan losses was approximately $11.0 million at December 31, 2010, approximately $7.6 million higher than that reported at December 31, 2009.  During 2010, the Bank made approximately $15.2 million in provisions to the allowance for loan losses and charged-off approximately $7.8 million in loan balances.  At December 31, 2010 the allowance as a percentage of total gross loans was 5.84% compared to the 1.67% reported at December 31, 2009.

☐	Net charge-offs for 2010 totaled approximately $7.6 million compared to the $4.4 million reported for 2009. Net charge-offs to average loans was 3.77% for 2010 compared to 2.20% reported for 2009.

☐	Other real estate owned totaled approximately $2.1 million at December 31, 2010, compared to $0.4 million reported at December 31, 2009.

For additional information regarding asset quality, the allowance for loan losses and provisions for loan losses, please see “Troubled Debt Restructurings,” “Non-Performing Assets,” and “Allowance for Loan Losses” of Management’s Discussion and Analysis filed on this Form 10-K.

Recent Regulatory Developments

As discussed previously, on December 23, 2010, the Company the Bank and the FRBSF entered into the Written Agreement (the “Written Agreement”), effective December 23, 2010, addressing, among other items, management, operations, lending, asset quality and increased capital for the Bank and the Company, as appropriate.

In addition, the DFI completed an examination of the Bank in the fourth quarter of 2010.  Based upon discussion with the DFI following the examination, the Bank’s condition has been further downgraded.  Further, the Bank likely will receive some form of formal enforcement action from the DFI.  While we expect the action from the DFI to be similar in scope to the Written Agreement, it will differ in at least one important respect.  While the Written Agreement requires the Bank to submit a capital plan to the FRBSF, the agreement does not specify a particular level of capital the Company or Bank must maintain.  The DFI has indicated that its action will include specific minimum capital ratios that the Bank must meet for both the tier 1 leverage and total risk based capital ratios.  At this time, the Bank has not been advised of the minimum capital ratios sought by the DFI.  However, those ratios will be in excess of the Bank’s current capital ratios.

Many of the requirements of the Written Agreement reflect recommendations or requirements from the examination that the Bank has been working on since the date of the examination. Subsequent to the examination and in order to enhance the Bank’s ability to remedy many of the noted criticisms, the Bank made several  changes in the executive structure to include a newly appointed Chief Credit Officer (CCO) and Chief Financial Officer. In addition, Stanley R. Cherry, Director and former President and CEO rejoined the Bank as SVP- credit administration and will be working closely with the CCO to manage the day-to-day credit functions. The Company and Bank will continue their efforts to comply with all provisions of the Written Agreement, and believe they are taking the appropriate steps necessary to comply in a timely fashion.

Our capital has been significantly reduced as a result of the losses in 2009 and 2010. We must now recapitalize the Company and the Bank. As discussed previously, the Written Agreement requires the Company and Bank to submit a capital plan to the FRBSF containing minimum capital ratios for the Bank that would raise them above their current levels.  In addition, the Anticipated Consent Order will, among other things, require that the Bank achieve and then maintain certain capital ratios significantly in excess of current capital levels.  Although we have not yet received the Anticipated Consent Order, as of December 31, 2010, based on our capital plan submitted to the FRBSF we estimate that we needed to achieve a combination of new equity capital and earnings of approximately $8.7 million in order to appropriately recapitalize the Company and Bank.  To achieve such a result, we must:

•	increase the Bank’s capital through a combination of new equity capital and its earnings;

•	minimize future losses from the $23.9 million in non-performing loans we had at December 31, 2010 or from other assets; and/or

•	reduce assets from the amount at year end 2010.

If we do not achieve all these goals, we will not be able to adequately recapitalize the Company, which would have a material adverse effect on the Company and the Bank and our ability to continue as a going concern. In addition, until we receive the Anticipated Consent Order we will not know if $8.7 million will be adequate to satisfy the DFI, and the FRBSF has not yet approved our capital plan.  Failing to adequately recapitalize the Company or satisfy our regulatory capital requirements could lead to, among other things, additional regulatory enforcement actions including the imposition of civil monetary penalties against the Company, the Bank or both, the termination of insurance of the Bank’s deposits by the FDIC or the closing of the Bank with the imposition of a conservator or receiver.

We currently hold in escrow approximately $1.2 million through our efforts in a recent private placement (the “Private Placement”).  While this amount of capital would be a material addition to the Company’s capital levels, we believe this amount of capital will not adequately recapitalize the Bank, bring the Bank into compliance with any capital ratio requirement the DFI will set, nor will it be sufficient for purposes of satisfying the Written Agreement.  Because of this likely shortfall in the Private Placement, the Company has elected to keep those proceeds in escrow, and is contemplating a rights offering to its current common shareholders in an effort to further augment capital.  There can be no assurance that such a rights offering will be successful, or raise enough capital when combined with the net proceeds of the Private Placement to fully satisfy the capital requirements imposed by our regulators.

We view satisfying our capital requirements as only the first step in our recapitalization. We anticipate that further capital will be necessary in order to (i) execute our growth strategy once our financial position improves and (ii) keep us in compliance with the written agreement and likely consent order. The economic recession has provided a number of opportunities for expansion for a well-capitalized institution which is in satisfactory regulatory condition.

Results of Operations

The Company reported a net loss of $15.0 million for the year ended December 31, 2010 compared to a net loss of $2.1 million and income of $1.1 million for the years 2009 and 2008, respectively. For the years ended December 31, 2010 and 2009, the Company reported a net loss of $7.49 and $1.05 per common share, respectively. For the year ended 2008 the Company reported basic and diluted earnings per share of $0.59 and $0.58, respectively.  Earnings were negatively impacted on a year over year basis due in large part to the substantial increase in provisions the Bank made to the allowance for loan losses.   Provision for loan losses was $15.2 million for the year ended December 31, 2010 compared to $5.5 million for the same period for 2009. The Allowance for Loan and Lease Losses (the “ALLL”) was $11.0 million and $3.4 million at December 31, 2010 and December 31, 2009, respectively. As a percent of total gross loans, the ALLL was 5.84% and 1.67% at December 31, 2010 and December 31, 2009, respectively.

Net Interest Income

Net interest income is the Company’s largest source of operating income and is derived from interest and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities.  The net interest margin (NIM) is the amount of net interest income expressed as a percentage of average earning assets.  The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. Factors considered in the analysis of net interest income are the composition and volume of earning assets and interest-bearing liabilities, the amount of non-interest-bearing liabilities, non-accruing loans, and changes in market interest rates.

Net interest income for the year ended December 31, 2010 was $10.3 million compared to $10.8 million and $11.4 million for the years ended December 31, 2009 and December 31, 2008, respectively.  This represents a year over year decrease of 4.9% and 5.0%. Total interest income decreased $1.3 million in 2010 and interest expense decreased $.7 million compared to the same period in 2009.  The decrease in interest income was primarily due to a 50 basis point decrease in the yield on average loans and to the decrease of 116 basis points in the yield on investment securities. The volume of average loans remained relatively static with only an average increase of $1.8 million, however, the average amount of loans on non-accrual increased by more than $18.9 million. The foregone interest on this level of loans in 2010 and 2009 was approximately $1.0 million and $.1 million, respectively. The impact of the large amount of average non-accrual loans in 2010 to the yield on average loans represents the entire 50 basis point decrease in yield over the previous year. Further, this created a negative impact to the NIM of 41 basis points which is 8 basis points higher than the variance on a year over year basis.

The net interest margin decreased 33 basis points from 4.49% in 2009 to 4.16% in 2010.  The primary reason for this decrease was the decline in the yield on average earning assets noted in the paragraph above that was offset to some degree by the decrease in total interest bearing liabilities. Further, lower interest rates on new investments that were purchased to replace previous investments that were either sold, matured or called, decreased the average investment yield 116 basis points from 4.03% at December 31, 2009 to 2.87% for the same period in 2010.

Total interest income and fees produced a 5.08% yield on average earning assets for 2010, 5.74% for 2009 and 6.77% in 2008.  The average loan to average deposit ratio for 2010 was 82.5%, which represents a decrease of 5.3% over the 87.8% average for 2009, which was an increase of 4.0% over the 83.8% average for 2008.

Total interest expense decreased $.7 million or 24.2% from $3.0 million in 2009 to $2.3 million in 2010 and also decreased from $3.9 million in 2008 to $3.0 million in 2009. The decrease in total interest expense in 2010 was due to management action to re-price all deposit categories while remaining competitive in the primary market. The soft loan demand and decreasing loan portfolio allowed management to aggressively re-price with the anticipation of some decrease in higher cost deposits. While average deposits increased overall in 2010 from 2009, actual balances decreased by approximately $4.9 million with time deposits decreasing by $7.2 million. This would be reflective of management’s re-pricing actions that occurred in the last four months of 2010. The rate paid on interest-bearing liabilities decreased 55 basis points from 1.82% in 2009 to 1.27% in 2010.

The following table shows the composition of average earning assets and average interest-bearing liabilities, average yields and rates, and the net interest margin for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31
	2010			2009			2008
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$201,037	$11,456	5.70%	$199,228	$12,355	6.20%	$177,988	$12,994	7.30%
Investment securities	38,978	1,117	2.87%	37,019	1,491	4.03%	46,440	2,258	4.86%
Federal funds sold	7,554	14	0.19%	5,082	5	0.10%	1,309	24	1.83%

Total average interest-earning assets	247,569	12,587	5.08%	241,329	13,851	5.74%	225,737	15,276	6.77%
Other assets	25,967			25,402			26,120
Less allowance for loan losses	(8,082)			(2,407)			(1,739)
Total average assets	$265,454			$264,324			$250,118

Liabilities and Shareholders' Equity:
Interest Bearing Liabilities:
Deposits
Interest-bearing demand – NOW	$13,517	$32	0.24%	$13,628	$49	0.36%	$12,636	$41	0.32%
Money Market	44,133	539	1.22%	32,196	589	1.83%	26,070	541	2.08%
Savings	28,195	65	0.23%	27,387	68	0.25%	26,166	88	0.34%
Time certificate of deposits	89,371	1,523	1.70%	82,723	2,046	2.47%	71,671	2,605	3.63%
Total average interest-bearing deposits	175,216	2,159	1.23%	155,934	2,752	1.76%	136,543	3,275	2.40%

Short-term borrowings	19	-	0.00%	3,177	79	2.49%	6,612	191	2.89%
Long -term borrowings	5,883	132	2.24%	6,555	190	2.90%	7,106	411	5.78%
Total interest-bearing liabilities	181,118	2,291	1.26%	165,666	3,021	1.82%	150,261	3,877	2.58%

Demand deposits	68,590			70,935			75,752
Other liabilities	1,802			2,281			2,170
Shareholders' equity	13,944			25,442			21,935
Total average liabilities and shareholders' equity	$265,454			$264,324			$250,118

Net interest income		$10,296			$10,830			$11,399
Net interest margin			4.16%			4.49%			5.05%

Nonaccrual loans are included in the calculations of the average balances of loans and non-accrued interest is excluded.

The Company's net yield on interest-earning assets is affected by changes in the rates earned and paid and the volume of interest-earning assets and interest-bearing liabilities.  The impact of changes in volume and rate on net interest income are shown in the following table:

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	over			over			over
	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Change in (000's)			Change in (000's)			Change in (000's)
	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change
Interest-bearing Assets:
Net Loans	111	(1,010)	(899)	1,421	(2,060)	(639)	1,228	(3,265)	(2,037)
Investment Securities	75	(449)	(374)	(415)	(352)	(767)	(127)	(53)	(180)
Federal funds sold	3	6	9	20	(39)	(19)	(121)	(105)	(226)
Interest-earning deposits	-	-	-	-	-	-	-	-	-
Total interest income	189	(1,453)	(1,264)	1,026	(2,451)	(1,425)	980	(3,423)	(2,443)

Interest-bearing Liabilities:
Interest-bearing demand – NOW	-	(17)	(17)	3	5	8	(3)	(11)	(14)
Money Market	180	(230)	(50)	117	(69)	48	32	(213)	(181)
Savings	2	(5)	(3)	8	(28)	(20)	(1)	(200)	(201)
Time Certificates of deposit	154	(676)	(522)	360	(919)	(559)	163	(715)	(552)
Short-term borrowings	(79)	-	(79)	(88)	(24)	(112)	167	(27)	140
Long-term borrowings	(20)	(38)	(58)	16	(237)	(221)	16	(155)	(139)

Total interest expense	237	(966)	(729)	416	(1,272)	(856)	374	(1,321)	(947)

Interest differential or net interest income	$(48)	$(487)	$(535)	$610	$(1,179)	$(569)	$606	$(2,102)	$(1,496)

Noninterest Income

Noninterest income totaled $1.6 million for the year ended December 31, 2010 compared to $1.2 million for the same period in 2009.  That represents an increase of $.4 million or 30.3%.  The increase was primarily due to the gain on sale of investment securities totaling $.6 million in 2010 compared to a gain on sale of investment securities of $.2 million in 2009. The Bank also had a gain on sale of securities in 2008 of $.1 million.

Service charges on deposit accounts totaled $.5 million, which represents a decrease of $38 thousand or 7.4% for the year ended December 31, 2010 compared to the same period in 2009. This category also experienced a $37 thousand decrease in 2009 from that reported in 2008. The decrease in services charges was primarily due to the decrease in non sufficient fund fees collected.

Refer to the “Statement of Earnings” for a breakdown of noninterest income.

Noninterest Expense

Noninterest expense increased $.8 million or 8.0% in 2010 over 2009 from $9.9 million to $10.7 million as compared to an increase of $.1 million or 1.0% in 2009 over 2008.  The overall increase can be largely attributed to the $.2 million increase in FDIC premiums and $.6 million increase in costs associated with OREO including the write down of value.

Regulatory assessment fees for the year ended December 31, 2010 were $.7 million which reflects an increase of $.2 million or 40.3% compared to $.5 million for the same period in 2009. The increase in premiums on a year over year basis is even in the absence of a special one-time fee assessed in June 2009 of $.1 million. The special assessment was levied against all financial institutions to replenish the FDIC’s deposit insurance fund. The FDIC increased the deposit insurance premium during the last two quarters of 2010 as a result of the Written Agreement. The Bank expects to have premiums of up to $.9 million in 2011.

Salaries and related expenses decreased $.2 million or 3.4% from $5.4 million in 2009 to $5.2 million in 2010 compared to a decrease of $.3 million or 5.2% between 2009 and 2008.  The decrease in 2010 compared to 2009 is the result of a continued salary freeze and the reduction of staff through attrition. The decrease for 2009 over 2008 is attributed to the retirement of Larry H. Putnam, the freezing of officer salaries and the reduction in salary continuation plan expense due to the retirement of Mr. Putnam.

Occupancy expense remains relatively static with only a minor decrease of $16 thousand in 2010 compared to 2009. For the year ended December 31, 2009 occupancy expense was $11 thousand greater compared to the same period in 2009. The Bank owns all four facilities and provides for the appropriate upkeep to maintain the value of the properties.

Equipment expense for the years ended December 31, 2010, 2009 and 2008 totaled $.6 million, $.6 million and $.7 million, respectively. The Bank has not made any major purchases of equipment over the past three years and the declining expense associated with equipment is reflective of full depreciation for older items.

Professional services for the years ended December 31, 2010, 2009 and 2008 totaled $.8 million, $.6 million and $.6 million, respectively. During 2010, the Bank increased the scope and frequency of independent third party loan quality review that accounted for approximately $42 thousand in expense. In addition, with the regulatory issues facing the Bank, additional costs of $177 thousand over that experienced in 2009 were incurred for legal services.

Data processing expense for the years ended December 31, 2010, 2009 and 2008 remained static at approximately $.5 million for each year.

Office expenses for the years ended December 31, 2010, 2009 and 2008 experienced only small increases of $7 thousand and $21 thousand, respectively. These small increases were driven primarily by telephone expenses.

Messenger and courier expenses decreased for the years ended December 31, 2010, 2009 and 2008 have been decreasing by small amounts primarily due to the Bank switching to electronic cash letters.

Other expense increased $124 thousand or 44.3% for the year ended December 31, 2010 compared to the same period in the 2009. This was driven by increased loan related costs of $55 thousand, the valuation of repossessed other assets of $28 thousand and the excise tax cost for three surrendered BOLI policies insuring terminated employees of $24 thousand. Most other line items within the category had smaller increases on a year over year basis.

The Company’s efficiency ratio for 2010 was 89.5% compared to 81.8% and 78.0% in 2009 and 2008, respectively. The negative impact to the efficiency ratio is driven by the decrease in net interest income along with increases in non-interest expense.

Refer to the “Statement of Earnings” for a breakdown of noninterest expense.

Income Taxes

As a result of the increase in the Bank’s reported losses, during the first quarter of 2010 we increased the valuation allowance on deferred tax assets because the benefit of such assets is dependent on future taxable income.  As a result, income tax expense for the year ended December 31, 2010 was $807,000 despite the pre-tax losses reported.  As the Company implements plans to return to profitability, future operating earnings, if any, would benefit from significant net operating loss carry-forwards.

The income tax expense (benefit) was ($1.4) million in 2009 and $.6 million 2008.  The effective tax rate was 44.0% in 2009 as compared to 35.7% in 2008.

Financial Condition

At December 31, 2010 and 2009, the Company’s consolidated total assets totaled $249.8 million and $269.9 million, respectively. This represents a decrease of $20.1 million or 7.5% that was driven by a decreasing loan portfolio as the result of soft demand, net charge-offs and the Bank’s restrictions to make loans that would exacerbate the already high regulatory CRE levels.

At December 31, 2010 and 2009, the Company’s total deposits totaled $233.9 million and $238.7 million, respectively. This represents a decrease of $4.9 million or 2.0%. This decrease was the result of a planned effort to reduce high cost deposit products, specifically in the absence of the need for funding loan demand. The re-pricing efforts extended to all interest bearing deposit products in the last four months of the year while continuing to remain competitive with rates in the primary market.

Securities available for sale totaled $32.5 million and $41.0 million at December 31, 2010 and 2009, respectively. The decrease was the result of principal pay downs, maturities, calls and sales, net of new purchases.

Loan Portfolio

At December 31, 2010 and 2009, total gross loans outstanding were $188.4 million and $202.2 million, respectively. This represents a decrease of $13.8 million or 6.8% in 2010 compared to 2009. The decrease is the direct result of soft loan demand and $7.6 million in net charge offs.  A decline in current economic conditions has had an adverse effect on the demand for new loans even as rates declined.  It is also understood that the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans has had a negative impact on the origination of quality loans.

The following table sets forth the amount of total loans outstanding in each category for the years indicated:

	Year Ended December 31
	2010	2009	2008	2007	2006
	(dollars in thousands)
Commercial	$34,232	$41,744	$41,478	$38,017	$36,407
Real Estate – construction	38,143	47,458	52,389	47,819	55,307
Real Estate – other	114,332	111,183	94,372	81,895	78,757
Consumer	1,663	1,783	1,415	1,237	1,604

Total gross loans	188,370	202,168	189,654	168,968	172,075
Less: unearned fees	(621)	(683)	(712)	(676)	(741)
Less: allowance for loan losses	(10,999)	(3,386)	(2,310)	(1,673)	(1,654)

Total net loans	$176,750	$198,099	$186,632	$166,619	$169,680

Weighted average yield on loans for the year	5.7%	6.2%	7.3%	9.2%	9.1%

A significant portion of the loan portfolio of the Company is collateralized by real estate.  At December 31, 2010, real estate served as the principal source of collateral with respect to 80.9% of the Company’s loan portfolio.

Real estate construction and other real estate loans equaled $152.5 million or 80.9% of the total loan portfolio and $158.6 million or 78.5% of the total loan portfolio at December 31, 2010 and 2009, respectively.  Other real estate loans are comprised of loans to individuals for their businesses, consumer real estate loans including home equity lines of credit and loans for farmland.  The Company has known for some time that it has a concentration in commercial real estate loans.  As a means to more closely monitor this concentration, the Company has instituted the use of NAICS codes, individual commercial real estate stress tests and an overall portfolio stress test to monitor industry trends within its commercial real estate portfolio. As of December 31, 2010, the Company had $92.5 million or 49.1% of its loans in commercial real estate.  Of this number, $51.8 million or 56.0% is commercial real estate for owners use.  No industry type exceeds 11.0% of total loans. The remaining $40.7 million or 44.0% is commercial real estate for non-owners use.  Commercial real estate loans for non-owners use as a percentage of total loans equates to 21.6%.  We watch the commercial real estate loans for non-owners use along with changes within our owners use very closely and are familiar with the individuals and projects.

Total real estate loans decreased $6.2 million or 3.9% in 2010 over 2009 compared to an increase of $11.9 or 8.1% in 2009 over 2008.  The decrease in total real estate related loans in 2010 is attributable to the construction and land portfolio of the Bank. The loan category of 1-4 family residential construction decreased from $8.1 million at December 31, 2009 to $4.8 million for the same period in 2010. All other construction and land loans decreased from $40.1 million at December 31, 2009 to $33.3 million for the same period in 2010. This aggregate decrease of $10.0 million for the two categories is the net result of $2.0 million in charge-offs net of recoveries, $1.5 migration to OREO and pay downs in the normal course of projects finalizing. The Bank has seen a significant decrease in the number of construction loans in general due to the softening in the real estate market and the Bank’s concentration in real estate loans that due to capital levels are outside of regulatory guidelines and places limits on the Bank’s ability to make originations. Because of the deteriorating economic environment over the past several years, almost half of all construction/land related loans are classified as having some form of credit weakness. This will be discussed further in the section regarding “Nonperforming loans” found elsewhere in this document. The construction loans that are in the portfolio are to customers with a long history of successful developments in our market areas, as well as a long-term relationships with the Bank.

The Company makes commercial loans to small and mid-size businesses for various reasons, including working capital, inventory and equipment.  Commercial loans equaled $34.2 million or 18.2% of the total loan portfolio and $41.7 million or 20.6% of the total loan portfolio at December 31, 2010 and 2009, respectively.  Commercial loans decreased $7.5 million or 18.0% from 2009 to 2010 compared to an increase of $266 thousand or 0.6% in 2009 over 2008. The decrease for 2010 is the result of $5.0 million in charge-offs net of recoveries and pay downs in the normal course of business and the lack of demand during distressed economic times. This area of the portfolio has experienced the largest dollar and percentage of charge offs due to the economic stress on borrowers combined with the typical lack of real property as collateral. This will be discussed further in the section regarding “Nonperforming loans” found elsewhere in this document.

Consumer and other loans equaled $1.7 million or 0.9% of the total loan portfolio at December 31, 2010 compared to $1.8 million or 0.9% at December 31, 2009.  Consumer loans increased $368 thousand or 26.0% in 2009 over 2008.

The Company had undisbursed loans totaling $31.6 million, $43.1 million, and $57.2 million as of December 31, 2010, December 31, 2009 and December 31, 2008, respectively.  Standby Letters of Credit accounted for $1.6 million, $1.3 million and $3.1 million of the undisbursed loans as of December 31, 2010, December 1, 2009 and December 31, 2008, respectively.  The Company uses the same credit policies in making these commitments as is done for all of its lending activities.  As such, the credit risk involved in these transactions is the same as that involved in extending loan facilities to customers.

The following table sets forth the amount of total gross loans outstanding at December 31, 2010 by contractual maturity date:

		After One
	One Year	Year Through	After
	or Less	Five Years	Five Years	Total
	(dollars in thousands)
Commercial	$16,986	$9,363	$7,883	$34,232
Real Estate - construction	19,512	14,204	4,427	38,143
Real Estate - other	4,226	14,958	95,148	114,332
Consumer	966	274	423	1,663
Total Gross Loans	$41,690	$38,799	$107,881	$188,370

The following table sets forth the amount of total gross loans outstanding at December 31, 2010 by sensitivity to interest rates and re-pricing opportunities:

		After One
	One Year	Year Through	After
	or Less	Five Years	Five Years	Total
	(dollars in thousands)
Commercial	$24,041	$10,009	$182	34,232
Real Estate - construction	34,054	4,089	-	38,143
Real Estate - other	61,883	52,309	140	114,332
Consumer	419	480	764	1,663
Total Gross Loans	$120,397	$66,887	$1,086	$188,370

Fixed Rate Loans	$10,912	$7,837	$1,086	$19,835
Variable Rate Loans	109,485	59,050	-	168,535
Total Gross Loans	$120,397	$66,887	$1,086	$188,370

Total loans on non-accrual at $23.9 million are considered to be immediately re-priceable in the table above.

The Bank has access to an Asset/Liability Management system that models various interest rate environments for all rate sensitive assets and liabilities. At December 31, 2010, the simulation indicated that a +100 basis point move in rates would increase interest income on loans by approximately $.5 million. This is primarily the result of a considerable number of loans currently at floors significantly higher that the current prime rate.

Troubled Debt Restructurings

The Bank has twenty-five loans to fourteen borrowers totaling $16.0 million which were considered Troubled Debt Restructurings (TDR’s) as of December 31, 2010.

The loan categories and Interest Income received during 2010 are as follows:

	Principal Balance	Interest Paid		Interest Earned
	(dollars in thousands)
Residential Real Estate	$614	$-		$21
Commercial Property for Owners Use	1,282	-		35
Offsite Development	2,279	-		176
Land	5,632	45		197
Residential Construction 1-4 SFR	557	-		8
Construction-Owner Use	4,343	-		156
Commercial and Industrial	1,269	20		45
Consumer, Other	21	-	#	-

	$15,997	$65	#	$638

As of December 31, 2010 all loans with the exception of three that were considered TDR’s were on non-accrual status. The Bank generally returns loans to accrual status after six monthly payments are made on a timely basis.

Concessions granted by the Bank were reductions in interest rate.  Thus far, the concessions granted have allowed the borrowers to retain their properties and/or to continue to operate their business.

Typically Real Estate loans considered TDR’s are measured for impairment utilizing current appraisals to determine the fair value of the collateral with any deficiency charged off during the period of measurement. The Bank has complied with this in all cases but one where the borrower had additional means of repayment and the discounted cash flow method was used to determine impairment. The deficiency as a result of the measurement at December 31, 2010 was $2.5 million and is carried as a valuation allowance within the allowance for loan losses.

Nonperforming loans

Interest income is accrued daily as earned on all loans.  Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.  The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectibility.  When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible.

The composition of nonperforming loans as of the end of the last five fiscal years is summarized in the following table:

	Year Ended December 31
	2010	2009	2008	2007	2006
	(dollars in thousands)
Nonaccrual loans:
Commercial	$2,437	$221	$714	$113	$-
Real estate	21,408	6,186	900	2,062	-
Consumer	100	-	-	-	-

Total	23,945	6,407	1,614	2,175	-

Loans 90 days or more past due and still accruing:
Real estate	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	550

Total	-	-	-	-	550

Total nonperforming loans	23,945	6,407	1,614	2,175	550
OREO	2,123	428	-	-	-

Total nonperforming assets:	$26,068	$6,835	$1,614	$2,175	$550

Nonperforming assets as a percentage of total gross loans	13.84%	3.38%	0.85%	1.29%	0.32%

Nonperforming assets as a percentage of total assets	10.44%	2.53%	0.64%	0.87%	0.23%

Allowance for loan losses to nonperforming loans	45.93%	52.85%	143.12%	76.92%	300.73%

The Company had forty-three nonperforming loans totaling $23.9 million at December 31, 2010, compared to eight nonperforming loans totaling $6.4 million at December 31, 2009. The increase in nonperforming loans as of December 31, 2010 was a result of the current economic downturn, a reduction in real estate collateral values, recent regulatory examinations and the Bank’s increased efforts to identify problem credits promptly given the continued economic weakness in our markets.

On at least a quarterly basis or more frequently if warranted, loans that were considered to be impaired are reviewed to determine the fair value of the real estate collateral and the Bank charges-off the portions of such loans considered uncollectible based on these analyses.

The table below sets forth more information regarding the stratification of non-accrual loans at December 31, 2010:

(in thousands)	31-Dec-10
Type of Loan	# Loans	# Borrowers		Amount	Single Largest
Construction-Spec- SFR	5	1		$557	$116
Construction-Comml-Owner Occupied	1	1		4,343	$4,343
Land	8	7		10,012	$3,816
SFR	5	3		1,383	$532
HELOC	2	2		415	$244
CRE-Owner Occupied	6	5		4,112	$1,854
CRE	2	2		586	$433
Commercial & Industrial	13	8		2,437	$685
Consumer	1	1		100	$100

Total Non-Accrual Loans	43	20	a)	$23,945

a)	Adjusted by 10 borrowers with loans in various categories

The Bank had total nonaccrual loans of approximately $23.9 million at December 31, 2010 that consisted of forty-three loans to twenty borrowers. This compares to eight loans totaling approximately $6.4 million at December 31, 2009. The increase in nonperforming loans as of December 31, 2010 was a result of the current economic downturn, a reduction in real estate collateral values, recent regulatory examinations and the Bank’s increased efforts to identify problem credits promptly given the continued economic weakness in our markets.

Of the loans on non-accrual, approximately $18.6 million or 77.5% are current and not past due with scheduled payments. Many of the loans that are not past due but have been placed on non-accrual are recognized to have weakness in cash flow and/or decreases in collateral value thereby creating impairment in the credit.

All non-accrual and certain other classified loans that in the aggregate totaled approximately $24.6 million at December 31, 2010, have been analyzed under FAS 114 with appropriate reserves established or, in the case of collateral dependent loans, loans were written down to fair market value. Management is diligently working through each situation and the loans are in various stages of resolution. A detailed action plan is in place for all classified credits.

In addition to the internal efforts expended to identify problem credits, late in the third quarter of 2010 the Bank contracted with a highly skilled and regarded independent third party to review a significant portion of the loan portfolio. The primary focus and scope was to determine if the Bank was properly identifying problem credits under enhanced guidelines developed by the Bank earlier this year. With approximately 73% of the total loan balances outstanding reviewed within the scope of the external audit, the final results confirmed management’s identification of risk grades with the exception of one credit. The early identification of problem credits begins the eventual resolution of these weak credits. The Bank has made a significant amount of progress in this regard as is evidenced by the increased recognition of non-performing credits and the provision to loan loss that goes hand in hand with this process. Management remains vigilant in this process even though we know that not all situations will have a favorable outcome.

OREO

At December 31, 2010, the Bank had four Other Real Estate Owned (“OREO”) properties at a carrying value of approximately $2.1 million. This compares to one property at a carrying value of $.4 million at the prior year end. The following table outlines activity in OREO from the previous year end:

OREO
Description	31-Dec-09	Sold	Write-Down	Added	31-Dec-10	# Properties
Single Family Residential	$428	$(372)	(56)	973	$973	1
Commerical Property	-	(582)	(62)	958	314	1
Land	-	(491)	(203)	694	-
Land	-	-	-	836	836	2

	$428	$(1,445)	$(321)	$3,461	$2,123	4

Updated appraisals have been obtained for all OREO properties and the appropriate charge offs were processed at the time they were transferred to OREO. One of the land properties at the carrying value of $580 thousand is in escrow that is scheduled to close early in the second quarter of 2011. All other properties are being actively marketed and have listing agreements in place.

Allowance for Loan Losses

Inherent in lending is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan extended and the creditworthiness of the borrower in addition to broader economic forces in our markets.  To reflect the estimated risks of loss associated with its loan portfolio, provisions are made to the Company's allowance for loan losses.  As an integral part of this process, the allowance for loan losses is subject to review and possible adjustment as a result of regulatory examinations conducted by governmental agencies and through management's assessment of risk.  The Company's entire allowance is a valuation allocation; that is, it has been created by direct charges against operations through the allowance for loan losses.

The Company evaluates the allowance for loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  In addition, the Company contracts with an independent loan review firm to evaluate new loans on a monthly basis and an overall credit quality examination on an annual basis.  Management then considers the adequacy of the allowance quarterly for possible loan losses in relation to the total loan portfolio.

The allowance for loan losses charged against operating expense is based upon an analysis of the actual migration of loans to losses plus an amount for other factors that, in management's judgment, deserve recognition in estimating possible loan losses.  These factors include numerous items, among which are: specific loan conditions as determined by management; the historical relationship between charge-offs and the level of the allowance; the estimated future loss in all significant loans; known deterioration in concentrations of credit; certain classes of loans or pledged collateral; historical loss experience based on volume and type of loan; the results of any independent review or evaluation of the loan portfolio quality conducted by or at the direction of the Company's management or by bank regulatory agencies; trends in portfolio volume, maturity, and composition; volume and trends in delinquencies and nonaccruals; lending policies and procedures including those for charge-off, collection, and recovery; national and local economic conditions and downturns in specific local industries; and the experience, ability, and depth of the lending staff and management.  The Company evaluates the adequacy of its allowance for loan losses at least quarterly.

The following table summarizes the allocation of the allowance for loan losses by type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
		Loan		Loan		Loan		Loan		Loan
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$4,164	37.86%	$1,145	20.65%	$696	21.87%	$525	22.50%	$495	21.16%
Real Estate - construction	3,837	34.88%	784	23.47%	483	27.62%	229	28.30%	126	32.14%
Real Estate - other	2,920	26.55%	1,412	55.00%	1,073	49.76%	572	48.47%	362	45.77%
Consumer	78	0.71%	39	0.88%	39	0.75%	32	0.73%	38	0.93%
Unallocated	-	n/a	6	n/a	19	n/a	315	n/a	633	n/a

	$10,999	100.00%	$3,386	100.00%	$2,310	100.00%	$1,673	100.00%	$1,654	100.00%

The Company experienced charge-offs net of recoveries of $7.6 million, $4.4 million and $.3 million in 2010, 2009 and 2008 respectively.

The Company increased the allowance for loan losses $15.2 million during the twelve month period ending December 31, 2010 compared to $5.5 million for the same period in 2009.  The primary reasons for the increase was the amount of net loan charge-offs creating a higher historical charge off factor, the increase in non-performing loans and the write-downs of several loans to the fair value due to the downturn in the real estate market.

Management views the allowance for loan losses of $11.0 million 5.847% of total loans as of December 31, 2010 to be adequate after considering the above factors. This allowance is compared to $3.4 million or 1.67% in 2009.  However, there can be no assurance that in any given period the Company will not sustain charge-offs that are substantial in relation to the size of the allowance.

The activity in the allowance for loan losses as of the end of the last five fiscal years is summarized in the following table:

	Year Ended December 31
	2010	2009	2008	2007	2006
	(dollars in thousands)
Outstanding loans:
Average for the year (net)	$201,037	$199,228	$177,988	$163,741	$169,139
End of the year (net)	$176,750	$198,099	$186,632	$166,619	$169,680

Allowance for loan losses:
Balance at beginning of year	$3,386	$2,310	$1,673	$1,654	$1,470

Actual charge-offs:
Commercial	5,119	1,080	308	51	77
Real estate	2,611	3,262	-	-	-
Consumer	62	38	31	-	-
All other (including overdrafts)	-	6	13	10	6

Total charge-offs	7,792	4,386	352	61	83

Less Recoveries:
Commercial	125	1	12	4	26
Real estate	79	-	-	76	-
Consumer	3	-	-	-	-
All other (including overdrafts)	-	1	2	-	1

Total recoveries	207	2	14	80	27

Net loan charge-offs (recoveries)	7,585	4,384	338	(19)	56
Provision for loan loss	15,198	5,460	975	-	240

Balance at end of period	$10,999	$3,386	$2,310	$1,673	$1,654

Ratios:
Net loan charge-offs (recoveries) to average loans	3.77%	2.20%	0.19%	-0.01%	0.03%

Allowance for loan losses to end of year loans	5.84%	1.67%	1.22%	0.99%	0.96%

Net loan charge-offs (recoveries) to allowance for loan losses	68.96%	129.47%	14.63%	-1.14%	3.39%

Net loan charge-offs (recoveries) to provision charged to operating expense	49.91%	80.29%	34.67%	0.00%	23.33%

Interest Reserves

It is not the Bank’s policy to currently grant interest reserves with loans. At December 31, 2010, the Bank had one remaining construction loan with an interest reserve whose balance was less than $3 thousand.

Investment Securities

The average balance of Federal Funds Sold/Excess Balance Account (EBA) at the FRB (overnight investments with other banks) was $7.5 million, $5.1 million and $1.3 million in 2010, 2009 and 2008, respectively. These investments are maintained primarily for the short-term liquidity needs of the Company.  The major factors influencing the levels of required liquidity are the loan demand of the Company's customers, fluctuations in the Company's deposits and consideration for reputation risk associated with current regulatory action.

Average total investment securities increased by $2.0 million 5.3% during 2010, compared to a decrease of $9.4 million or 20.3% in 2009.  The increase in securities was primarily due to the net effect of excess funds due to a significantly decreasing loan portfolio. During 2010, Management implemented balance sheet strategies to augment capital ratios that included taking gains on sales of securities and also reinvesting in 0% risk weighted securities.

The aggregate market value of the investment portfolio was $343 thousand under the amortized cost as of December 31, 2010.  It is the Company's policy not to engage in securities trading transactions.  There are no investments in the portfolio deemed to be permanently impaired.  The Company has classified all of its investment securities as available for sale. The exposure to sub prime loans in the mortgage-backed securities portfolio is minimal due to the fact these securities are guaranteed by United States Government Agencies and, as such, can be viewed as having credit risk comparable to United States Treasury securities.
	December 31, 2010
	(dollars in thousands)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
Securities available-for-sale:
U.S. Government and Agency Securities	$10,212	$28	$(198)	$10,042
State and Political Subdivisions	1,818	9	(28)	1,799
SBA Cert of Prticipation	7,793	-	(177)	7,616
Mortgage-Backed Securities	13,062	103	(80)	13,085
Total	$32,885	$140	$(483)	$32,542

	December 31, 2009
	(dollars in thousands)
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
Securities available-for-sale:
U.S. Government and Agency Securities	$21,825	$217	$(9)	$22,033
State and Political Subdivisions	3,714	95	(5)	3,804
Mortgage-Backed Securities	14,891	295	(33)	15,153
Total	$40,430	$607	$(47)	$40,990

The amortized cost, estimated fair value, and weighted average yield for investment securities available for sale based on maturity date are set forth in the table below.  The weighted average yield is based on the amortized cost of the securities using a method that approximates the level yield method:

	Year Ended December 31,			Year Ended December 31,
	2010			2009
	(dollars in thousands)
			Weighted			Weighted
	Book	Market	Average	Book	Market	Average
	Value	Value	Yield	Value	Value	Yield
Available-for-Sale Securities:
U.S. Government and Agency Securities:
One Year or Less	$-	$-	0.00%	$3,996	$4,081	3.14%
One to Five Years	6,026	6,014	1.36%	17,829	17,952	2.61%
Five to Ten Years	-	-	0.00%	-	-
Over Ten Years	4,186	4,028	2.43%	-	-
Total U.S. Agency	10,212	10,042	1.80%	21,825	22,033	2.71%

State and Political Subdivisions:
One Year or Less	-	-	0.00%	762	769	5.26%
One to Five Years	544	553	6.11%	1,208	1,239	5.96%
Five to Ten Years	882	867	6.28%	1,744	1,796	5.91%
Over Ten Years	392	379	5.51%	-	-
Total State and Political Subdivisions	1,818	1,799	6.06%	3,714	3,804	5.79%

SBA-Cert of Participation
One Year or Less	-	-	0.00%	-	-
One to Five Years	-	-	0.00%	-	-
Five to Ten Years	-	-	0.00%	-	-
Over Ten Years	7,793	7,616	3.51%	-	-
Total SBA Cert of Participation	7,793	7,616	3.51%	-	-

Mortgage-Backed Securities:
One Year or Less	524	534	2.65%	2,092	2,163	3.99%
One to Five Years	375	394	4.24%	4,563	4,705	4.12%
Five to Ten Years	-	-		3,079	3,127	3.89%
Over Ten Years	12,163	12,157	2.80%	5,157	5,158	3.24%
Total Mortgage Backed Securities	13,062	13,085	2.84%	14,891	15,153	4.72%
Total Available-for-Sale Securities	$32,885	$32,542	2.85%	$40,430	$40,990	3.37%

Deposits

Total average deposits increased $16.9 million or 7.5% during 2010 compared to $14.6 million or 6.9% during 2009. Average noninterest-bearing deposits decreased $2.3 million or 3.3% in 2010, compared to a decrease of $4.8 million or 6.4% in 2009.  Average interest-bearing deposits increased $19.3 million or 12.4% in 2010 compared to an increase $19.4 million or 14.2% in 2009.

The following chart below indicates a shift in noninterest bearing demand deposits and an increase in interest-bearing deposits (NOW, Money Market and Savings) to higher interest rate Time Certificates of Deposit.  This appears to be a trend that is common throughout the local banking industry during 2010.

	Year Ended December 31
	2010		2009		2008
			(dollars in thousands)
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$68,590	0.00%	$70,935	0.00%	$75,752	0.00%
Money Market Accounts	44,133	1.22%	32,196	1.83%	26,070	2.08%
NOW accounts	13,517	0.24%	13,628	0.36%	12,636	0.32%
Savings deposits	28,195	0.23%	27,387	0.25%	26,166	0.34%
Time deposits of $100,000 or more	53,041	1.68%	46,533	2.45%	39,021	3.62%
Other time deposits	36,330	1.74%	36,190	2.51%	32,650	3.66%

Total deposits	$243,806	0.89%	$226,869	1.21%	$212,295	1.54%

The following table sets forth the actual balances in the various deposit categories at December 31, 2010 and 2009:

	For the Year Ended
	December 31,		Variance
(dollars in thousands)	2010	2009	$	%
Noninterest-bearing demand deposits	$68,328	$69,851	$(1,523)	-2.2%
Money Market Accounts	41,758	37,396	4,362	11.7%
NOW accounts	13,089	14,215	(1,126)	-7.9%
Savings deposits	28,112	27,478	634	2.3%
Time deposits of $100,000 or more	51,195	52,146	(951)	-1.8%
Other time deposits	31,385	37,637	(6,252)	-16.6%

Total deposits	$233,867	$238,723	$(4,856)	-2.0%
Because of the shrinking loan portfolio and general lack of new loan funding demand and in an effort to improve earnings, during the fourth quarter of 2010 the Bank made aggressive efforts to re-price interest bearing deposit products while remaining competitive in the primary market area. Particular emphasis was placed on reducing the higher cost time deposits which came to fruition as evidenced in the table above. There continues to be indications of weakness in the economy which translates to lower demand deposit balances as small business struggles through these difficult times. This is reflected in the decrease in total non-interest bearing demand and NOW accounts.

The remaining maturities of the Company's certificates of deposit in the amount of $100,000 or more as of December 31, 2010 are indicated in the table below.  Interest expense on these certificates of deposit totaled $1.5 million in 2010:

(dollars in thousands)
Deposits Maturing in	December 31, 2010
Three months or less	$27,906
Over three months through six months	$18,007
Over six months through twelve months	$23,797
Over twelve months	$12,870
Total	$82,580

Capital

Total shareholders’ equity at December 31, 2010 totaled $7.5 million compared to $23.0 million at December 31, 2009, for a decrease of $15.5 million or 67%. This decrease is due primarily to the $15.0 million net loss for the year ended December 31, 2010, as well as the effects from the accrual of the preferred stock dividend. The preferred stock dividend is paid directly from capital, not from expenses; therefore, preferred stock dividends reduce capital directly and reduce EPS on common stock.

As part of the United States Treasury’s Capital Purchase Program, the Company entered into a Letter Agreement on December 19, 2008 with the United States Department of Treasury, pursuant to which the Company issued and sold 4,000 shares of the Company’s Preferred Stock and a warrant to purchase 38,869 shares of the Company’s Common Stock for an aggregate purchase price of $4.0 million in cash.  The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price equal to $15.43 (adjusted for the 2.0% stock dividend declared in September 2009 and March 2010) per share of Common Stock.

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

Following consultation with the FRBSF, on August 31, 2010 the Company elected to defer regularly scheduled dividends on the Preferred Stock. At December 31, 2010, the Company has missed two dividend payments. By deferring the dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate. Given the Company’s recent losses and accumulated deficit, it is unlikely the Company will resume payment of dividends on its Preferred Stock in 2011.

On December 23, 2010, the Company and the Bank and the FRBSF entered into a Written Agreement, addressing, among other items, management, operations, lending, asset quality and increased capital for the Bank and the Company, as appropriate. (Refer to “Supervision and Regulation, Regulatory and Enforcement Proceddings” found under Risk Factors in this document)   While no specific capital level requirements were issued within the Written Agreement, the Company and Bank are required to submit an acceptable joint written plan to maintain sufficient capital at the Bank, and to notify the FRBSF following any calendar quarter in which the Bank’s capital ratios fall below minimums set forth in such plan, including in such notices steps the Bank or Company intend to take to increase capital ratios. As of this filing of the 10-k with the SEC, this capital plan is still pending review by the FRBSF.

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
			To be adequately capitalized		To be well capitalized
			under prompt corrective		under prompt corrective
	Actual		action provisions		action provisions
	Amount		Amount		Amount
	(thousands)	Ratio	(thousands)	Ratio	(thousands)	Ratio
As of December 31, 2010
Bank
Total Capital (to Risk-Weighted Assets)	$14,975	8.2%	$14,680	8.0%	$18,350	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,573	6.9%	$7,340	4.0%	$11,010	6.0%
Tier 1 Capital (to Average Assets)	$12,573	4.8%	$10,588	4.0%	$13,235	5.0%

As of December 31, 2009
Bank
Total Capital (to Risk-Weighted Assets)	$29,223	13.2%	$17,740	8.0%	$22,175	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$26,276	11.9%	$8,870	4.0%	$13,305	6.0%
Tier 1 Capital (to Average Assets)	$26,276	9.7%	$10,821	4.0%	$13,526	5.0%

As December 31, 2010, the Bank is considered “adequately capitalized”. The Bank is considering alternatives to enhance its capital ratios, including strategies to reduce total assets, initiatives to improve core operating earnings, and other strategic alternatives.

Our capital has been significantly reduced as a result of the losses in 2009 and 2010. We must now recapitalize the Company and the Bank. As discussed previously, the Written Agreement requires the Company and Bank to submit a capital plan to the FRBSF containing minimum capital ratios for the Bank that would raise them above their current levels.  In addition, the Anticipated Consent Order will, among other things, require that the Bank achieve and then maintain certain capital ratios significantly in excess of current capital levels.  Although we have not yet received the Anticipated Consent Order, as of December 31, 2010, based on our capital plan submitted to the FRBSF we estimate that we needed to achieve a combination of new equity capital and earnings of approximately $8.7 million in order to appropriately recapitalize the Company and Bank. See discussion under “Recent Regulatory Developments” for additional information.

Short term Borrowings

As of December 31, 2009 the Bank had no short term borrowings.

Long-term Borrowings

The Company issued $5.2 million in junior subordinated debt securities (the “debt securities”) to Santa Lucia (CA) Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on July 7, 2036.  These debt securities may be redeemed for 105% of the principal balance through July 7, 2011 and then at par thereafter.  Interest is payable quarterly beginning July 7, 2006 at 1.48% over the quarterly adjustable 3-month LIBOR.  Of this $5.2 million, the Company contributed $3.0 million to the Bank and retained $2.2 million at the Company level.  The securities do not entitle the holders to voting rights in the Company but will contain certain restrictive covenants, including restrictions on the payment of dividends to the holders of the Company’s common stock in the event that interest payments on the trust preferred securities are postponed.  The capital contribution received by the Bank from the trust preferred issuance is designated as Tier 1 capital for regulatory purposes.

Following consultation with the FRBSF, on August 31, 2010 the Company elected to defer regularly scheduled payments on its outstanding junior subordinated debenture relating to its outstanding $5 million trust preferred security (the “Security”) for a period of up to 20 consecutive quarters (the “Deferral Period”).  The terms of the Security and the trust documents allow the Company to defer payments of interest for the Deferral Period without default or penalty.  During the Deferral Period, the Company will continue to recognize interest expense associated with the Security.  Upon the expiration of the Deferral Period, all accrued and unpaid interest will be due and payable.  During the Deferral Period, the Company is prevented from paying cash dividends to shareholders or repurchasing stock.

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital.  Any additional portion of the trust preferred securities would qualify as Tier II capital.  As of December 31, 2010 the subsidiary trust had $5.2 million in trust preferred securities outstanding, of which $2.6 million qualifies as Tier 1 capital.

During the third quarter of 2003, the Bank issued Subordinated Debentures to nineteen investors including executive officers and members of the Bank’s Board of Directors, in the total sum of $2,000,000 (“Debentures”). The total amount issued to executive officers and directors was $1,100,000.  The Debentures include quarterly payment of interest at prime plus 1.5% and quarterly principal installments of $166,666 commencing on September 30, 2008 until paid in full on June 30, 2011. In December 2010, the Bank elected to prepay $499 thousand which consisted of the total remaining amounts due to the holder of the notes. At December 31, 2010 there were no balances owing in regard to the Debentures.

Interest Rate Sensitivity

The Company closely follows the maturities and re-pricing opportunities of both assets and liabilities to reduce gaps in interest spreads.  An analysis is performed quarterly to determine the various interest sensitivity gaps that exist.  In general, the Company is asset sensitive, meaning that when interest rates change, assets (loans) will re-price faster than short-term liabilities (deposits).  Therefore, higher interest rates improve short-term profits and lower rates decrease short-term profits.  Currently, management’s analysis indicates that the Company’s asset sensitive position would not materially affect income for interest rate changes of one percent or less in one year.

The following table presents the Bank’s Rate Sensitivity Gap Report as of December 31, 2010.

	0-3 months	3-12 months	1-3 years	3-5 years	Beyond	Non-Rate Sensitive	Total
	(dollars in thousands)
Interest sensitive assets:

Investment securities	$1,953	$3,936	$11,729	$5,294	$9,972	$(342)	$32,542
FRB & FHLB Stock and CDs with other financial institutions	$1,879	$-	$-	$-	$-	$-	$1,879
Loan receivables	72,313	23,575	75,169	16,225	1,088	-	188,370
Federal funds sold	15,499	-	-	-	-	-	15,499
Non-earning assets	-	-	-	-	-	11,511	11,511
Total assets	$91,644	$27,511	$86,898	$21,519	$11,060	$11,169	$249,801

Interest sensitive liabilities

Demand deposits	$-	$-	$-	$-	$-	$68,328	$68,328
NOW accounts	381	1,143	3,050	3,050	5,465	-	13,089
Money Market Accounts	4,059	10,635	27,064	-	-	-	41,758
Savings deposits	992	2,976	7,938	7,937	8,269	-	28,112
Time deposits	27,907	41,804	10,546	2,276	47	-	82,580
Total savings and time deposits	$33,339	$56,558	$48,598	$13,263	$13,781	$68,328	$233,867
Short-term borrowings	-	-	-	-	-	-	-
Long-term borrowings	-	-	-	-	5,155	-	5,155
Non-funding liabilities and capital	-	-	-	-	-	10,779	10,779
Total liabilities and capital	$33,339	$56,558	$48,598	$13,263	$18,936	$79,107	$249,801

Interest rate sensitivity gap	$58,305	$(29,047)	$38,300	$8,256	$(7,876)	$(67,938)

Risk Indicators from GAP Analysis
Cumulative GAP	$58,305	$29,258	$67,558	$75,814	$67,938
Cumulative GAP (% of total assets)	23.34%	11.71%	27.04%	30.35%	27.20%

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits and a Federal Home Loan Bank and Federal Reserve Bank advance line.  The Bank currently has two credit lines with the FHLB, one collateralized by certain loans and the other by certain investment securities. The amount of borrowing capacity at December 31, 2010 related to the pledged investment securities was approximately $20.0 million. On December 20, 2010, the Bank was advised by the FHLB that due to the Bank’s financial condition, this blanket lien method for loan collateral would no longer be available and the Bank would need to “deliver” collateral. Subsequent to December 31, 2010, the Bank has delivered loan collateral in the amount of approximately $41.8 million with a borrowing capacity of approximately $16.1 million. The Bank also has a borrowing relationship established with the Federal Reserve Bank that is collateralized by approximately $7.5 million in investment securities. At December 31, 2010 there were no borrowings outstanding with the FHLB or the FRB.

The Company closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an orderly manner.  Management monitors liquidity in relation to trends of loans and deposits for short term and long-term requirements.  Liquidity sources are cash, deposits with other banks, overnight Federal Fund/Excess Balance Account EBA) with the FRB investments, investment securities and the ability to sell loans.  As of December 31, 2010, the Bank’s liquidity ratio was 23.0% compared to 20.9% at December 31, 2009.  The 23.0% liquidity ratio at December 31, 2010 is within the Company’s policy limit of maintaining a liquidity ratio of 20% or more. The Company's loan-to-deposit ratio averaged 80.5% in 2010, compared to 84.7% in 2009.

Critical Accounting Policies

This discussion should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto.

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

As a result of the increase in the Bank’s reported losses, during the first quarter of 2010 we  increased the valuation allowance on deferred tax assets because the benefit of such assets is dependent on future taxable income.  As a result, income tax expense for the year ended December 31, 2010 was $807,000 despite the pre-tax losses reported.  As the Company implements plans to return to profitability, future operating earnings, if any, would benefit from significant net operating loss carry-forwards.

Deferred Compensation Liabilities

Management estimates the life expectancy of the participants and the accrual methods used to accrue compensation expense.  If individuals outlive their assumed expectancies the amounts accrued for the payment of their benefits will be inadequate and additional changes to income will be required.

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Vavrinek, Trine, Day & Co., LLP	VALUE THE DIFFERENCE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Santa Lucia Bancorp and Subsidiary

We have audited the consolidated balance sheets of Santa Lucia Bancorp and Subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, cash flows and shareholders’ equity for the three years ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Lucia Bancorp and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and cash flows for the three years ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note R to the financial statements, the Company consented to the issuance of a Written Agreement by its federal regulator on December 23, 2010.  The Agreement places significant requirements on the Company.  Failure to comply with the terms of the Agreement may result in additional enforcement action against the Company.

Laguna Hills, California
March 2, 2011

Laguna Hills, CA  92653    Tel: 949.768.0833    Fax: 949.768.8408    www.vtdcpa.com

FRESNO  •  LAGUNA HILLS  •  PALO ALTO •  PLEASANTON  •  RANCHO CUCAMONGA  •  SACRAMENTO

SANTA LUCIA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	(in thousands)
(in thousands)	2010	2009
ASSETS
Cash and due from banks	$4,920	$6,588
Federal funds sold/EBA Balance at FRB	15,499	2,500
TOTAL CASH AND CASH EQUIVALENTS	20,419	9,088
Securities available for sale	32,542	40,990
Loans, net	176,750	198,099
Premises and equipment, net	7,735	8,223
Deferred income tax assets	273	1,429
Cash surrender value of life insurance	4,566	5,391
Federal Reserve and Federal Home Loan Bank stock, at cost	1,531	1,643
Other Real Estate Owned	2,123	428
Accrued interest and other assets	3,862	4,632
TOTAL ASSETS	$249,801	$269,923
LIABILITIES & SHAREHOLDER EQUITY
Deposits
Noninterest-bearing demand	$68,328	$69,851
Interest-bearing demand and NOW accounts	13,089	14,215
Money market	41,758	37,396
Savings	28,112	27,478
Time certificates of deposit of $100,000 or more	51,195	52,146
Other time certificates of deposit	31,385	37,637
TOTAL DEPOSITS	233,867	238,723

Long-term borrowings	5,155	6,154
Accrued interest and other liabilities	3,234	2,016
TOTAL LIABILITIES	242,256	246,893

Commitments and contingencies (Note N)	-	-
Shareholders' equity
Preferred Stock - Series A	3,879	3,839
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding: 2,003,131 shares at December 31, 2010 and 1,961,334 shares at December 31, 2009	10,665	10,349
Additional paid-in capital	956	814
(Accumulated Deficit)Retained earnings	(7,613)	7,698
Accumulated other comprehensive income-net unrealized (loss)/gain on available-for-sale securities, net of taxes of $-0- in 2010 and $231 in 2009	(342)	330
TOTAL SHAREHOLDERS' EQUITY	7,545	23,030
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$249,801	$269,923

See Accompanying Notes

SANTA LUCIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 2010, 2009, and 2008

	(in thousands, except per share data)
	2010	2009	2008
Interest income
Interest and fees on loans	$11,456	$12,355	$12,994
Federal funds sold	14	5	24
Investment securities - taxable	998	1,319	2,052
Investment securities - nontaxable	119	172	206
	12,587	13,851	15,276
Interest expense
Time certificates of deposit of $100,000 or more	893	1,139	1,411
Other deposits	1,266	1,613	1,864
Long-term debt and other borrowings	132	269	602
	2,291	3,021	3,877
Net interest income	10,296	10,830	11,399
Provision for loan losses	15,198	5,460	975
Net interest income after
provision for loan losses	(4,902)	5,370	10,424
Noninterest income
Service charges and fees	479	517	554
Dividends on cash surrender value of life insurance	236	240	230
Gain on sale of investment securities	588	225	108
Other income	307	254	219
	1,610	1,236	1,111
Noninterest expense
Salaries and employee benefits	5,176	5,359	5,650
Occupancy	647	663	652
Equipment	574	633	669
Professional services	823	638	601
Data processing	483	520	505
Office expenses	420	413	392
Marketing	377	402	428
Regulatory assessments	717	511	168
Directors' fees and expenses	354	351	327
Messenger and courier expenses	91	95	123
OREO Related Expense	589	-	-
Other	404	280	248
	10,655	9,865	9,763
(Losses)/Income before income taxes	(13,947)	(3,259)	1,772
Income tax, expense(benefit)	807	(1,434)	(633)
Net (losses)/income	$(14,754)	$(1,825)	$1,139

Dividends and Accretion on Preferred Stock	$240	$240	$-

Net (losses)/income Applicable to Common Shareholders	$(14,994)	$(2,065)	$1,139
Per share data:
Net (loss)/income per common share - basic	$(7.49)	$(1.05)	$0.59
Net (loss)/income per common share - diluted	$(7.49)	$(1.05)	$0.58

See Accompanying Notes

SANTA LUCIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009, and 2008

	(in thousands)
						Retained	Accumulated
			Common Stock		Additional	Earnings	Other
	Comprehensive		Shares		Paid-in	(Accumulated	Comprehensive
	Income	Preferred Stock	Outstanding	Amount	Capital	Deficit)	Income
Balance at January 1, 2008			1,924,873	$9,851	$358	$10,783	$197
Cash dividends - $0.50 per share						(963)
Exercise of stock options, including the realization of tax benefits of $19,000			4,360	43	19	(28)
Repurchase and retirement of stock			(6,180)			(147)
Cumulative - effect adjustment of change in accounting for split-dollar life insurance arrangements						(102)
Preferred Stock - Series A		3,799			151
Stock Option Compensation Expense					149
Comprehensive Income:
Net income	$1,139					1,139
Change in unrealized gain on available-for-sale securities, net of taxes of $256	365						365
Less reclassification adjustment for gains included in net income, deferred of tax of $44	(64)						(64)
Total Comprehensive Income	$1,440
Balance at December 31, 2008		$3,799	1,923,053	$9,894	$677	$10,682	$498
Dividends Preferrred Stock						(181)
Cash dividends - $0.25 per share						(481)
Stock Dividend - 2%			38,281	455		(455)
Cash in lieu for fractional shares						(2)
Accretion on Preferred Stock		40				(40)
Stock Option Compensation Expense					136
Comprehensive Income:
Net loss	$(1,825)					(1,825)
Change in unrealized gain on available-for-sale securities, net of taxes of $211	(300)						(300)
Less reclassification adjustment for gains included in net income, deferred of tax of ($93)	132						132
Refund TARP expenses					1
Total Comprehensive Income	$(1,993)
Balance at December 31, 2009		$3,839	1,961,334	$10,349	$814	$7,698	$330
Dividend Preferred Stock						(200)
Stock Dividend - 2%			39,096	294		(294)
Cash in lieu for fractional shares						(1)
Accretion on Preferred Stock		40				(40)
Exercise of Stock Options			2,701	22		(22)
Stock Option Compensation Expense					142
Comprehensive Income:
Net loss	$(14,754)					(14,754)
Change in unrealized gain on available-for-sale securities, net of taxes of $0	(1,260)						(1,260)
Less reclassification adjustment for gains included in net income, deferred of tax of $0	588						588
Total Comprehensive Income	$(15,426)
Balance at December 31, 2010		$3,879	2,003,131	$10,665	$956	$(7,613)	$(342)

See Accompanying Notes

SANTA LUCIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009, and 2008

	(in thousands)
	2010	2009	2008
Cash flows from operating activities:
Net earnings (losses)	$(14,754)	$(1,825)	$1,139
Adjustments to reconcile net earnings (losses) to net cash provided (used) by operating activities:
Depreciation and amortization	540	598	643
Provision for loan losses	15,198	5,460	975
Gain on sale of investment securities	(588)	(225)	(108)
Deferred income taxes	1,660	(337)	(371)
Dividends on cash value of life insurance	236	(240)	(230)
Other items, net	2,224	(2,414)	789
Net cash provided by operating activities	4,516	1,017	2,837

Cash flows from investing activities:
Proceeds from principal reductions and maturities of investment securities	18,829	16,678	12,617
Proceeds from sale of investment securities	19,810	5,176	5,513
Purchases of investment securities	(30,590)	(24,427)	-
(Purchase)/Sale of Federal Reserve Bank and FHLB stock	112	(126)	-
Net change in loans	3,086	(17,818)	(20,987)
Purchases of bank premises and equipment	(52)	(198)	(399)
Proceeds on sale of OREO	1,088	-	-
Proceeds for sale of Life Insurance	589	490	-
Net cash provided(used) in investing activities	12,872	(20,225)	(3,256)

Cash flows from financing activities:
Net change in deposits	(4,856)	26,407	(402)
Proceeds and tax benefit from exercise of stock options	-	-	34
Proceeds from Issuance of Preferred Stock, Net	-	-	3,950
Stock repurchases	-	-	(147)
Net (repayments) proceeds from borrowings	(1,000)	(5,667)	(1,233)
Dividends paid on Preferred Stock	(200)	(181)	-
Cash dividends paid Common Stock	(1)	(483)	(962)
Net cash (used) provided by financing activities	(6,057)	20,076	1,240

Increase (Decrease) in cash and cash equivalents	11,331	868	821

Cash and cash equivalents at beginning of year	9,088	8,220	7,399
Cash and cash equivalents at end of year	$20,419	$9,088	$8,220

Supplemental disclosure of cash flow information:
Interest paid	$2,288	$3,170	$3,926
Income taxes paid	$-	$265	$1,130
Cashless exercise of stock options	$22	$-	$28
Transfer of Loans to Other Real Estate Owned	$3,066	$892	$-

See Accompanying Notes

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Santa Lucia Bank (the “Bank”), collectively referred to herein as the “Company.” All significant intercompany transactions have been eliminated.

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the Unites States of America and prevailing practices within the banking industry. A summary of the significant accounting policies consistently applied in preparation of the accompanying financial statements follows:

Nature of Operations

The Company has been organized as a single operating segment and maintains four branches in the San Luis Obispo and northern Santa Barbara Counties of California. The Company’s primary source of revenue is interest income from loans to customers. The Company’s customers are predominantly small and middle-market businesses and individuals.

The Company has no significant business activities other than its investment in the Bank and its investment and related borrowings from the Capital Trust as discussed in Note H. Accordingly, no separate financial information on the Bancorp is provided.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents includes cash, noninterest-earning deposits and federal funds sold. Generally, federal funds are sold for one day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank was in compliance with the reserve requirements as of December 31, 2010 and 2009.

The Company periodically maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investment Securities

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows; OTTI related to credit loss, which must be recognized in the income statement and; OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Allowance for Loan Losses

The determination of the balance in the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management’s judgment, is adequate to provide for potential credit losses after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience and such other factors as deserve current recognition in estimating credit losses. The provision for loan losses is charged to expenses.

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The allowance consists of specific and general reserves. Specific reserves relate to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are generally considered troubled debt restructurings and classified as impaired.

Commercial and real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

Portfolio segments identified by the Bank include construction and land development, commercial real estate, commercial and industrial and consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans and credit scores, debt-to income, collateral type and loan-to-value ratios for consumer loans.

Interest and Fees on Loans

Interest income is accrued daily as earned on all loans. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Company Owned Life Insurance

Company owned life insurance is recorded at the amount that can be realized under insurance contracts at the date of the statement of financial condition, which is the cash surrender value adjusted for other charges or the amounts due that are probable at settlement.

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is carried at the lower of the recorded investment in the property or its fair value. Prior to foreclosure, the value of the underlying loan is written down to the fair market value of the real estate to be acquired by a charge to the allowance for credit losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

The Bank is a member of the FHLB and the FRB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB and FRB stock are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

The Company has adopted guidance issued by the Financial Accounting Standards Board that clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

Advertising Costs

The Company expenses the costs of advertising in the period incurred.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Comprehensive Income

Changes in unrealized gain or loss on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note N. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Earnings Per Common Share (“EPS”)

Basic earnings per common share (“EPS”) are based on the weighted average number of common shares outstanding before any dilution from common stock equivalents. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All outstanding stock options were not considered in computing diluted earnings per share for 2010 because they were anti-dilutive.

Stock-Based Compensation

The Company has two stock option plans, which are fully described in Note K. The Company recognizes the cost of employee services received in exchange for awards of stock options or other equity instruments, based on the grant-date fair value of those awards. The cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similarassets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a Bank’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

See note P for more information and disclosures relating to the Bank’s fair value measurement.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Reclassifications

Certain reclassifications have been made in the 2009 and 2008 financial statements to conform to the presentation used in 2010. These reclassifications had no impact on the Company’s previously reported financial statements.

Adoption of New Accounting Standards

In June 2009, accounting standards were amended to clarify when a transferor has surrendered control over transferred financial assets and thus is entitled to account for the transfer as a sale. The amendments establish specific conditions for accounting for the transfer of a financial asset, or a portion of a financial asset, as a sale. This guidance was effective for transfers occurring on or after January 1, 2010 and impacted when a loan participation or SBA loan sale could be accounted for as a sale and the related transferred asset derecognized by the Bank. Adoption of the standard by the Bank in 2010 did not have a material impact on its balance sheet or statement of operations other than a three month delay in the recognition of the sale and related gain on SBA loan sales due to the existence of recourse provisions commonly found in SBA loan sale agreements.

In July 2010, accounting standards were amended to require significantly more information about the credit quality of the Bank’s loan portfolio. Although this statement addresses only disclosure and does not seek to change recognition or measurement, the disclosure represents a meaningful change in practice. New period-end related disclosures are reflected in these financial statements while new activity related disclosures will be effective in 2011.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE B - INVESTMENT SECURITIES

The amortized cost, carrying value and estimated fair values of investment securities available for sale as of December 31, 2010 and December 31, 2009 are as follows:

	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2010
U.S. government and agency securities	$10,212	$28	$(198)	$10,042
States and political subdivisions	1,818	9	(28)	1,799
SBA Cert of Participation	7,793	-	(177)	7,616
Mortgage-backed securities	13,062	103	(80)	13,085
	$32,885	$140	$(483)	$32,542
December 31, 2009
U.S. government and agency securities	$21,825	$217	$(9)	$22,033
States and political subdivisions	3,714	95	(5)	3,804
Mortgage-backed securities	14,891	295	(33)	15,153
	$40,430	$607	$(47)	$40,990

The carrying value of investment securities pledged to secure public funds, borrowings and for other purposes as required or permitted by law amounts to approximately $29.6 million and $12.6 million at December 31, 2010 and 2009, respectively. During 2010 the Bank had proceeds from the sale of $19.8 million in various securities and gross gains of $588 during 2010 compared to $5.1 million in proceeds in 2009 with $225 in gross gains for the period ending 2009.

The amortized cost and estimated fair value of debt securities at December 31, 2010, by contractual maturity, are shown below. Mortgage-backed securities are classified in accordance with their estimated lives. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$524	$534
Due after one year through five years	6,945	6,961
Due after five years through ten years	882	867
Due after ten years	24,534	24,180
	$32,885	$32,542

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE B - INVESTMENT SECURITIES – Continued

The gross unrealized loss and related estimated fair value of investment securities that have been in a continuous loss position for less than twelve months and over twelve months at December 31, 2010 and 2009 are as follows:

	Less than twelve months		Over twelve months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	loss	fair value	loss	fair value	loss	fair value
December 31, 2010
U.S. government and agency securities	$(198)	$7,999	$-	$-	$(198)	$7,999
States and political subdivisions	(28)	1,020	-	-	(28)	1,020
SBA Certificates of Participation	(177)	7,616	-	-	(177)	7,616
Mortgage-backed securities	(81)	6,863	-	-	(81)	6,863
	$(484)	$23,498	$-	$-	$(484)	$23,498
December 31, 2009
U.S. government and agency securities	$(9)	$3,995	$-	$-	$(9)	$3,995
States and political subdivisions	-	-	(5)	291	(5)	291
Mortgage-backed securities	(32)	3,038	(1)	198	(33)	3,236
	$(41)	$7,033	$(6)	$489	$(47)	$7,522

At December 31, 2010, the Company has fifteen investment securities where estimated fair market value was 2.02% less than amortized cost. Unrealized losses on these securities have not been recognized into income because the issuer bonds are of high credit quality (rated AAA), management does not intend to sell and it is not likely that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

NOTE C - LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within San Luis Obispo and northern Santa Barbara Counties, California. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market areas. As a result, the Bank’s loan and collateral portfolios are, to some degree, concentrated in those industries.

Prior to December 31, 2010 the Bank had certain loans pledged under a blanket lien agreement to secure a borrowing arrangement with the Federal Home Loan Bank (FHLB) discussed in Note G. On December 20, 2010, the Bank was advised by the FHLB that due to the Bank’s financial condition, the blanket lien method for loan collateral would no longer be available and the Bank would need to “deliver” collateral. Subsequent to December 31, 2010, the Bank has delivered loan collateral in the amount of approximately $41.8 million with a borrowing capacity of approximately $16.1 million.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)
NOTE C – LOANS - Continued

The composition of the loan portfolio at December 31, 2010 and 2009 is as follows:

	2010	2009

Real Estate - construction	$38,143	$47,458
Real Estate - other	114,332	111,183
Commercial	34,232	41,744
Consumer	1,663	1,783
	188,370	202,168
Deferred loan fees	(621)	(683)
Allowance for loan losses	(10,999)	(3,386)
	$176,750	$198,099

The allowance for loan losses is increased by the provision to income and decreased by net charge-offs. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Transactions in the allowance for loan losses are summarized as follows:

	2010	2009	2008

Balance at beginning of year	$3,386	$2,310	$1,674
Provision charged to expense	15,198	5,460	975
Loans charged off	(7,792)	(4,386)	(352)
Recoveries on loans previously charged off	207	2	13
Balance at end of year	$10,999	$3,386	$2,310

The following is a summary of the investment in impaired loans, the related allowance for loan losses, income recognized and information pertaining to nonaccrual and past due loans as of December 31, 2010, 2009 and 2008:

	2010	2009	2008

Recorded investment in impaired loans	$25,006	$10,175	$1,614
Related allowance for loan losses	$2,836	$472	$394
Average recorded investment in impaired loans	$25,150	$4,832	$1,528
Interest income recognized for cash payments	$-	$206	$-
Total nonaccrual loans	$23,945	$6,407	$1,614
Total loans past-due ninety days or more and still accruing	$-	$-	$-

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE C – LOANS - Continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of December 31, 2010:

	Evaluated for Impairment
Allowance for Loan Losses	Individually	Collectively	Total

Construction and Land Development	$2,585	$1,252	$3,837
Commercial Real Estate	228	2,692	2,920
Commercial and Industrial	23	4,141	4,164
Consumer	-	78	78
	$2,836	$8,163	$10,999

	Evaluated for Impairment
Loans	Individually	Collectively	Total

Construction and Land Development	$15,537	$22,606	$38,143
Commercial Real Estate	6,496	$107,836	114,332
Commercial and Industrial	2,873	$31,359	34,232
Consumer	100	$1,563	1,663
	$25,006	$163,364	$188,370

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

Special Mention - Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Impaired – A loan is considered impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions above and smaller, homogeneous loans not assessed on an individual basis.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE C – LOANS - Continued

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31, 2010:
	Pass	Special Mention	Sub-standard	Impaired	Total
December 31, 2010
Real Estate:
Construction and Land Development	$15,276	$4,143	$3,187	$15,537	$38,143
1-4 Family Residential	8,216	-	-	1,383	9,599
Multifamily Residential	2,783	-	-	-	2,783
Commercial real Estate and Other	88,731	6,569	1,537	5,113	101,950
Commercial and Industrial	30,200	174	985	2,873	34,232
Consumer and Other	1,541	-	22	100	1,663
	$146,747	$10,886	$5,731	$25,006	$188,370

Past due and nonaccrual loans were as follows as of December 31, 2010:
	Still Accruing
	30-89 Days Past Due	Over 90 Days Past Due	Non-Accrual
December 31, 2010
Real Estate:
Construction and Land Development	$606	$-	14,912
1-4 Family Residential	-	-	1,383
Multifamily Residential	-	-	-
Commercial real Estate and Other	-	-	5,113
Commercial and Industrial	-	-	2,437
Consumer and Other	-	-	100
	$606	$-	$23,945

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE C – LOANS - Continued

Individually impaired loans were as follows as of December 31, 2010:

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
December 31, 2010
With no Related Allowance Recorded
Real Estate:
Construction and Land Development	$13,930	$11,721	$-	$11,540	$45
1-4 Family Residential	2,269	1,383	-	$2,795	-
Multifamily Residential	-	-	-	$-	-
Commercial Real Estate and Other	4,704	4,657	-	$4,753	-
Commercial and Industrial	3,361	2,465	-	$4,041	20
Consumer	100	100	-	$25	-
With an Allowance Recorded
Real Estate:
Construction and Land Development	3,816	3,816	2,585	2,897	-
1-4 Family Residential	-	-	-	-	-
Multifamily Residential	-	-	-	-	-
Commercial Real Estate and Other	455	455	228	228	-
Commercial and Industrial	409	409	23	216	-
Consumer	-	-	-	-	-
	$29,044	$25,006	$2,836	$26,495	$65

The Bank has allocated $2.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. The Bank has not committed to lend additional amounts as of December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

NOTE D - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and the businesses with which they are associated. All such loans and commitments to lend were made under terms which are consistent with the Bank’s normal lending policies.

The following is an analysis of the activity of all such loans:
	2010	2009

Beginning balance	$5,081	$5,197
Credits granted, including renewals	1,171	1,180
Repayments	(3,845)	(1,296)
	$2,407	$5,081

In regard to related party transactions there are undisbursed loans amount of approximately $565 and $700 at December 31, 2010 and 2009, respectively.

Deposits from related parties held by the Bank at December 31, 2010 and 2009 amounted to $2.2 million and $842 respectively.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE E - PREMISES AND EQUIPMENT

The composition of premises and equipment at December 31 is as follows:

	2010	2009

Premises	$7,766	$7,750
Furniture, fixtures and equipment	4,326	4,298
	12,092	12,048
Less accumulated depreciation	6,388	5,856
	5,704	6,192
Land	2,031	2,031
	$7,735	$8,223

NOTE F - DEPOSITS

At December 31, 2010, the scheduled maturities of time deposits are as follows:

Due in one year	$69,710
Due from one to three years	10,547
Due after three years	2,323
$82,580

NOTE G - SHORT-TERM BORROWINGS

The Bank has a borrowing arrangement with the Federal Home Loan Bank of San Francisco (FHLB) and the Federal Reserve Bank (FRB). The Bank currently has two credit lines with the FHLB, one collateralized by certain loans and the other by certain investment securities. The amount of borrowing capacity at December 31, 2010 related to the pledged investment securities was approximately $20.0 million. On December 20, 2010, the Bank was advised by the FHLB that due to the Bank’s financial condition, this blanket lien method for loan collateral would no longer be available and the Bank would need to “deliver” collateral. Subsequent to December 31, 2010, the Bank has delivered loan collateral in the amount of approximately $41.8 million with a borrowing capacity of approximately $19.1 million. The Bank also has a borrowing relationship established with the Federal Reserve Bank that is collateralized by approximately $7.5 million in investment securities. The Bank has no Fed Funds lines with correspondent banks at December 31, 2010.

As of December 31, 2010 the Bank had no borrowings.

NOTE H - LONG-TERM BORROWINGS

During the third quarter of 2003, the Bank issued Subordinated Debentures to nineteen investors including executive officers and members of the Bank’s Board of Directors, in the total sum of $2.0 million (“Debentures”).

The total amount issued to executive officers and directors was $1.1 million. The Debentures include quarterly payment of interest at prime plus 1.5% and quarterly principal installments of $167 commencing on September 30, 2008 until paid in full on June 30, 2011. In December 2010, the Bank elected to prepay $499 which consisted of the total remaining amounts due to the holder of the notes. At December 31, 2010 there were no balances owing in regard to the Debentures.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE H - LONG-TERM BORROWINGS-continued

On April 28, 2006, the Company issued $5.2 million in junior subordinated debt securities (the “debt securities”) to the Santa Lucia Capital Trust, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on July 7, 2036. These debt securities may be redeemed for 105% of the principal balance through July 7, 2011 and at par thereafter. Interest is payable quarterly beginning July 7, 2006 at 1.48% over the quarterly adjustable 3-month LIBOR. At December 31, 2010 the rate was 1.77%

The Company also purchased a 3% minority interest in Santa Lucia (CA) Capital Trust. The balance of the equity of The Company Bancorp (CA) Capital Trust is comprised of mandatorily redeemable preferred securities.

Following consultation with the FRB, on August 31, 2010 the Company elected to defer regularly scheduled payments on its outstanding junior subordinated debenture relating to its outstanding $5.2 million trust preferred security (the “Security”) for a period of up to 20 consecutive quarters (the “Deferral Period”).  The terms of the Security and the trust documents allow the Company to defer payments of interest for the Deferral Period without default or penalty.  During the Deferral Period, the Company will continue to recognize interest expense associated with the Security.  Upon the expiration of the Deferral Period, all accrued and unpaid interest will be due and payable.  During the Deferral Period, the Company is prevented from paying cash dividends to shareholders or repurchasing stock.

NOTE I - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As a result of the increase in the Company‘s reported losses, during the first quarter of 2010 we increased the valuation allowance on deferred tax assets because the benefit of such assets is dependent on future taxable income. As a result, income tax expense for the year ended December 31, 2010 was $807. As the Company implements plans to return to profitability, future operating earnings, if any, would benefit from significant net operating loss carry-forwards.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE I - INCOME TAXES-Continued

Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:
`	2010	2009	2008
Deferred liabilities:
Tax over book depreciation	$216	$300	$369
Market value adjustment on investment securities	-	231	349
Other	87	129	130
Total deferred tax liabilities	303	660	848

Valuation Allowance	(6,522)	-	-

Deferred tax assets:
Allowance for loan losses	3,668	1,009	909
Deferred compensation plans	701	699	671
State taxes	1	1	95
Net loss carryforward	1,997	232	28
Other	731	148	119
Total deferred tax assets	7,098	2,089	1,822

Net deferred tax assets	$273	$1,429	$974

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE I - INCOME TAXES-Continued

The provision for income taxes consists of the following:

	2010	2009	2008

Currently payable	$(580)	$(1,097)	$1,004
Deferred benefit	1,387	(337)	(371)
	$807	$(1,434)	$633

The principal sources of deferred income taxes and the tax effect of each are as follows:

	2010	2009	2008

Tax over book depreciation	$(84)	$(69)	$(56)
Provision for loan losses	(2,659)	(100)	(236)
State taxes	-	94	96
Net loss carryforward	(1,765)	(204)	13
Deferred compensation plans	(2)	(28)	(173)
Valuation Allowance	6,522	-	-
Other	(625)	(30)	(15)
Net deferred taxes	$1,387	$(337)	$(371)

As of December 31, 2010, the Bank had federal net operating loss carry forwards available to reduce future taxable income of approximately $4.0 million. The net operating loss carry forwards expire in 2030.

The Bank has net operating loss carryforwards of approximately $8.7 million for state income tax purposes that will expire in 2030 if not previously utilized.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE I - INCOME TAXES-Continued

As a result of the following items, the total tax expense was different from the amount computed by applying the statutory income tax rate to earnings before income taxes:

	2010		2009		2008

Federal "expected" tax	$(4,742)	(34.0)%	$(1,108)	(34.0)%	$602	34.0%
State franchise tax, net	(988)	(7.1)	(240)	(7.4)	122	6.9
Tax exempt income	(108)	(0.8)	(119)	(3.7)	(128)	(7.2)
Valuation Allowance	6,522	46.8	-		-
Other	123	.9	33	1.1	37	2.1
Total expense(benefit)	$807	5.8%	$(1,434)	(44.0)%	$633	35.7%

The Company is subject to Federal income tax and California franchise tax. Federal income tax returns for the years ended December 31, 2009, 2008 and 2007 are open to audit by the Federal authorities and California returns for the years ended December 31, 2009, 2008, 2007 and 2006 are open to audit by state authorities. The Company is currently under an IRS audit for tax year ending 2009 and 2007 for which the Company does not expect any changes to the tax position.

NOTE J - EMPLOYEE PROFIT SHARING AND DEFERRED COMPENSATION

The Bank sponsors a 401 (k) plan for the benefit of its employees. In 1994 the Bank also approved the creation of an Employee Stock Ownership Plan for the benefit of its employees. Contributions to these plans are determined by the Board of Directors. As a result of the large losses incurred in 2010, the Bank made no contribution to the Employee Stock Ownership Plan. The contributions for 2009 and 2008 were $154 and $202, respectively. The Bank contributed $58, $56 and $58 to the 401 (k) plan in 2010, 2009 and 2008, respectively.

The Bank has entered into a deferred compensation agreements with key officers and board members. Under these agreements, the Bank is obligated to provide, upon retirement, a lifetime benefit for the officers and directors. The annual benefits range from $14 to $45 for key officers and $4 to $6 for directors. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this plan for the years ended December 31, 2010, 2009, and 2008 totaled $86, $137 and $275, respectively. The Bank is a beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements.

NOTE K - STOCK OPTIONS

The Company sponsors one compensatory incentive and non-qualified stock option plan which provides certain key employees and the Board of Directors with the option to purchase shares of common stock, and one Equity Based Compensation Plan which provides certain key employees and the Board of Directors with the award of any Option, Stock Appreciation Right, Restricted Stock Award, Restricted Share Unit, Performance Share Award, Dividend Equivalent, or any combination thereof. In 1999, the Bank adopted a stock option plan (the 2000 plan) under which up to 374,514 shares of the Bank’s common stock may be issued to directors, officers, and key employees. In 2006, the Company adopted the 2006 Equity Based Compensation Plan (the Plan), which the maximum number of shares of common stock that may be awarded under this Plan shall not exceed 208,000 shares, including 39,743 shares rolled over from the Company’s 2000 Stock Option Plan which expires on August 15, 2015. Option prices may not be less than 100% of the fair market value of the stock at the date of grant. Options became exercisable at the rate of 20% per year beginning at various dates and expire not more than ten years from the date of grant.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE K - STOCK OPTIONS - Continued

The Company recognized stock-based compensation costs of $142, $136 and $148 and related tax benefits of $15, $26 and $42 for 2010, 2009 and 2008, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

2010

Risk-free rates	2.55%
Expected volatility	20.00%
Expected dividend yield	1.16%
Expected term	5.8 yrs
Weighted-average grant date fair value	$1.87

There were no options granted in 2009.

A summary of the status of the Company’s fixed stock option plan as of December 31, 2010 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value

Outstanding at beginning of year	237,794	$18.68
Granted	59,470	$8.92
Exercised	(8,323)	$7.87
Forfeited	(25,878)	$18.60
Expired	(28,881)	$7.87
Outstanding at end of year	234,182	$16.50	5.3 years	None

Options exercisable	158,765	$17.98	3.9 years	None

The total intrinsic value of options exercised during the years ended December 31 were approximately $0 in 2010 and 2009 and $93 in 2008. As of December 31, 2010 there was $143 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 1.8 years.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)
NOTE L – DIVIDENDS
The Company paid cash dividends of $0.25 per share to all shareholders of record as of March 31, 2009 and declared a 2% stock dividend to all shareholders of record as of September 30, 2009 and March 31, 2010. Per share data in the financial statements have been retroactively adjusted to reflect the 2% stock dividends.

NOTE M - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net earnings (loss) and shares outstanding to the income and number of shares used to compute EPS:

(in thousands, except per share data)	December 31, 2010		December 31, 2009		December 31, 2008
	Income	Shares	Income	Shares	Income	Shares
(dollars in thousands)
Net income (loss)	$(14,754)		$(1,825)		$1,139
Less dividends earned on Preferred Stock	(200)		(200)
Accreted discount on Preferred Stock	(40)		(40)
Average shares outstanding		2,002,960		1,961,483		1,924,023
Used in Basic EPS	(14,994)	2,002,960	(2,065)	1,961,483	1,139	1,924,023
Dilutive effect of outstanding stock options						48,465
Used in Diluted EPS	$(14,994)	2,002,960	$(2,065)	1,961,483	$1,139	1,972,488

	Basic	$(7.49)	Basic	$(1.05)	Basic	$0.59
	Diluted	$(7.49)	Diluted	$(1.05)	Diluted	$0.58

NOTE N - COMMITMENTS AND CONTINGENCIES

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments. Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of December 31, 2010 and 2009 amounts to approximately $31.6 million and $43.1 million, respectively, of which approximately $1.6 million and $1.3 million are related standby letters of credit, respectively. The Company uses the same credit policies in these commitments as is done for all of its lending activities. As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management's credit evaluation of the customer. The majority of the Company's commitments to extend credit and standby letters of credit are secured by real estate.

In the normal course of business, the Company is involved in various forms of litigation. In the opinion of management, and based on the advise of the Company’s legal counsel, the disposition of all pending litigation will not have a material effect on the Company’s financial position.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE O – PREFERRED STOCK AND RELATED WARRANT

December 19, 2008, the Company entered into a Purchase Agreement with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company agreed to issue and sell 4,000 shares of the Company’s Preferred Stock as Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock) and a Warrant to purchase 37,360 shares of the Company’s Common Stock for an aggregate purchase price of $4 million in cash. In connection with this transaction the Company incurred $50 in costs.

The Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Preferred Stock may be redeemed by the Company after three years. Prior to the end of the three years, the Preferred Stock may be redeemed only with proceeds from the sale of qualifying equity securities of the Company.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $16.06 per share. On March 31, 2010 the Board of Directors declared a 2% stock dividend which automatically increased the number of common shares subject to the warrant to 38,869 and reduced the exercise price of the warrant to $15.43.

Neither the Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the redemption of 100% of the shares of Preferred Stock .

In the Purchase Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”) as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of the date of the issuance of the Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

The net proceeds from the issuance of the Preferred Stock and Warrant of $3.95 million were allocated between the Preferred Stock and the Warrant based on their estimated relative fair values.  The resulting discount of $201 on the Preferred Stock will be accreted against retained earnings over the estimated five-year life of the Preferred Stock reducing the reported income available for common shareholders.

Following consultation with the FRB, on August 31, 2010 the Company elected to defer regularly scheduled dividends on the Preferred Stock. As of December 31, 2010, the Company has missed two dividend payments. By deferring the dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE P - FAIR VALUE MEASUREMENT

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities: The fair values of securities available for sale are determined by obtaining significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. (Level 2)

Collateral-Dependent Impaired Loans:  The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs, through charge-offs or specific reserve allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent impaired loans are obtained from real estate brokers or other third-party consultants (Level 3).

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

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at December 31, 2010 and 2009:

	Fair Value Measurements as of December 31, 2010 using
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$-	$32,542	$-	$32,542

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired
Loans, Net of Specific Reserves	$-	$-	$17,761	$17,761
Other Real Estate Owned	$-	$-	$2,123	$2,123

	Fair Value Measurements as of December 31, 2009 using
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$-	$40,990	$-	$40,990

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired
Loans, Net of Specific Reserves	$-	$-	$6,407	$6,407
Other Real Estate Owned	$-	$-	$428	$428

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE P - FAIR VALUE MEASUREMENT-continued

Collateral-dependent impaired loans had a net carrying value of $17.8 million and $6.4 million at December 31, 2010 and December 31, 2009, respectively. There was no specific reserve associated with these loans in either period.

Other real estate owned had a net carrying amount of $2.1 million, which is made up of the outstanding balance of $2.1 million, net of a valuation allowance of $0 at December 31, 2010 and $428, net of valuation allowance of $0 at December 31, 2009,

NOTE Q - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short term investments, due from customers on acceptances and bank acceptances outstanding are considered to approximate fair value.  Short term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with banks.  The fair values of investment securities, including available for sale, are discussed in Note P.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market  prices of similar instruments where available.

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

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
(in thousands)

NOTE Q - FAIR VALUES OF FINANCIAL INSTRUMENTS-Continued

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair values of these financial instruments are not deemed to be material.

The estimated fair value of financial instruments at December 31, 2010 and 2009 are summarized as follows: (in thousands)

	December 31, 2010		December 31, 2009
	Carrying	Market	Carrying	Market
	value	value	value	value
Financial Assets:
Cash and cash equivalents	$20,419	$20,419	$9,088	$9,088
Investment securities	32,542	32,542	40,990	40,990
Loans receivable, net	176,750	175,112	198,099	195,724
Cash surrender value of life insurance	4,566	4,566	5,391	5,391
Federal Reserve Bank and FHLB stock	1,531	1,531	1,643	1,643
OREO plus accrued interest and other assets	4,135	4,135	6,061	6,061

Financial Liabilities:
Time deposits	$82,580	$83,242	$89,783	$90,088
Other deposits	151,287	151,287	148,940	148,940
Other borrowings	-	-	-	-
Long-term debt	5,155	5,155	6,154	6,154
Accrued interest and other liabilities	3,234	3,234	2,016	2,016

NOTE R - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in this footnote) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

Regulatory and Enforcement Proceedings

On December 23, 2010, the Company the Bank and the Federal Reserve Bank of San Francisco (“FRBSF”) entered into a Written Agreement (the “Written Agreement”), effective December 23, 2010, addressing, among other items, management, operations, lending, asset quality and increased capital for the Company and the Bank, as appropriate.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

NOTE R - REGULATORY MATTERS-Continued

The Written Agreement was the result of a recent examination of the Bank and the Company by the FRBSF that resulted in certain criticisms of the Bank, particularly related to the overall quality of the Bank’s loan portfolio.

Among other things, the Written Agreement requires that:

•	The Company serve as a source of strength for the Bank;
•	The board of directors of the Bank submit a plan to strengthen board oversight of the management and operations of the Bank;
•	The Bank submit to the FRBSF a plan to strengthen credit risk management practices;
•	The Bank submit to the FRBSF revised written lending and credit administration policies and procedures;
•
The Bank submit to the FRBSF a written program for the effective, ongoing third party review of the Bank’s loan portfolio, and that the board of directors take appropriate steps to ensure that the findings of such reviews are addressed by management;

•	The Bank maintain a fully funded Allowance for Loans and Lease Losses (“ALLL”)
•
The Company and the Bank submit to the FRBSF an acceptable joint written plan to maintain sufficient capital at the Bank, and notify the FRBSF following any calendar quarter in which the Bank’s capital ratios fall below minimums set forth in such plan, including in such notice steps the Bank or Company intend to take to increase capital ratios;

•	The Bank submit to the FRBSF an acceptable written contingency funding plan;
•	The Bank submit to the FRBSF a written business plan for 2011 to improve the Bank’s earnings and overall condition;
•	The Bank seek regulatory approval for all dividend and other payments to stockholders
•
The Company and its nonbank subsidiary not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRBSF and the Director;

•	The Bank immediately take all necessary steps to correct all violations of laws and regulations cited in the Report of Examination;
•	The Company and the Bank submit any new officer or director, or change in any existing officer’s or director’s duties, to the FRBSF for prior approval or non-objection;
•	The Company and the Bank seek prior approval or non-objection from the FRBSF before making any indemnification or severance payment to an officer or director;
•	The Company and the Bank submit to the FRBSF joint quarterly written progress reports on efforts to comply with the Written Agreement;

The Written Agreement will remain effective and enforceable until stayed, modified, terminated or suspended in writing by the FRBSF. The foregoing description of the Written Agreement is a summary and does not purport to be a complete description of all of its terms, and is qualified in its entirety by reference to a copy of the Written Agreement, attached in an 8-K filing with the Securities and Exchange Commission (the “SEC”) filed on December 29, 2010.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

NOTE R - REGULATORY MATTERS-Continued

Compliance Efforts

The Bank is actively engaged in responding to the concerns raised in the Written Agreement and believes that it has already addressed many of the regulatory requirements.

The Bank has acted promptly in regard to the requirements of the Written Agreement, including the following actions:

•
The Bank made numerous changes in the executive structure to include a newly appointed Chief Credit Officer (CCO) in July 2010 and Chief Financial Officer in September 2010. In addition, Stanley R. Cherry, Director and former President/CEO has rejoined the Bank as a senior credit administrator and will be working closely with the CCO to manage the day-to-day credit functions.

•
The Board has submitted to the regulators a plan to strengthen board oversight with many of the components already in place including new and/or enhanced financial and asset quality reporting. In addition, in August 2010, the Capital and Examination Board Committee was formed to track matters requiring immediate attention that were outlined in the regulatory report of examination and the subsequent Written Agreement, along with weekly reporting of asset quality status and capital initiatives.

•	The Bank engaged an independent third party to conduct asset quality reviews on a bi-annual basis. The first engagement in October 2010 included the review of over 73% of the entire loan portfolio.
•	Within the timelines required, all program and/or plans have been submitted to the regulators
•	The Bank and Company are in compliance with all actions requiring prior regulatory approvals

The Company and Bank will continue their efforts to comply with all provisions of the Written Agreement, and believe they are taking the appropriate steps necessary to comply in a timely fashion.

The California Department of Financial Institutions (“DFI”) completed an examination of the Bank in the fourth quarter of 2010.  Based upon discussion with the DFI following the examination, the Bank’s condition has been further downgraded.  Further, the Bank likely will receive some form of formal enforcement action from the DFI.  While we expect the action from the DFI to be similar in scope to the Written Agreement, it will differ in at least one important respect.  While the Written Agreement requires the Bank to submit a capital plan to the FRBSF, the agreement does not specify a particular level of capital the Company or Bank must maintain.  The DFI has indicated that its action will include specific minimum capital ratios that the Bank must meet for both the tier 1 leverage and total risk based capital ratios.  At this time, the Bank has not been advised of the minimum capital ratios sought by the DFI.  However, those ratios are expected to be in excess of the Bank’s current capital ratios.

While the Company and Bank are moving diligently to comply with the Written Agreement and to respond to the criticisms of the FRBSF and DFI, there can be no assurance that full compliance will be achieved with either the Written Agreement or any formal action sought by the DFI.  As a result, the Company and the Bank could become subject to further regulatory restrictions or penalties.  Full satisfaction of the Written Agreement and the action to be sought by the DFI will depend in part on raising a significant amount of additional capital.  The Company’s ability to raise capital will depend on market conditions, which are outside the Company’s control, and also on the Bank’s financial performance and condition.  Should the Bank’s asset quality continue to erode and require significant additional provision for loan losses, resulting in additional future net operating losses at the Bank, the Company’s ability to raise capital may be impaired. In addition, further operating losses would cause the Bank’s capital levels to decline further, requiring the raising of more capital.

SANTA LUCIA BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

NOTE R - REGULATORY MATTERS-Continued

The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount		Amount		Amount
	(thousands)	Ratio	(thousands)	Ratio	(thousands)	Ratio
As of December 31, 2010
Bank
Total Capital (to Risk-Weighted Assets)	$14,975	8.2%	$14,680	8.0%	$18,350	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,573	6.9%	$7,340	4.0%	$11,010	6.0%
Tier 1 Capital (to Average Assets)	$12,573	4.8%	$10,588	4.0%	$13,235	5.0%

As of December 31, 2009
Bank
Total Capital (to Risk-Weighted Assets)	$29,223	13.2%	$17,740	8.0%	$22,175	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$26,276	11.9%	$8,870	4.0%	$13,305	6.0%
Tier 1 Capital (to Average Assets)	$26,276	9.7%	$10,821	4.0%	$13,526	5.0%

The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of the Bank’s undivided profits or the Bank’s net income for its last three fiscal years less the amount of any distribution made by the Bank to shareholders during the same period.

With certain exceptions the Company may not pay a dividend to its shareholders unless its retained earnings equal at least the amount of the proposed dividend.

NOTE S – HOLDING COMPANY

On April 3, 2006 the Company acquired all the outstanding shares of the Bank by issuing 1,909,837 shares of common stock in exchange for the surrender of all outstanding shares of the Bank’s common stock.  There was no cash involved in this transaction. The acquisition was accounted for like a pooling of interest and the consolidated financial statements contained herein have been restated to give full effect to this transaction. The Company has no significant business activities other than its investment the Bank and its investment and related borrowings from Santa Lucia (CA) Capital Trust as discussed in Note H.  Accordingly, no separate financial information on the Company is provided.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A .	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2010 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

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

/s/ John C. Hansen	/s/ Margaret A. Torres
John C. Hansen	Margaret A. Torres
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

(b)	Changes in Internal Control Over Financial Reporting.

No changes in the Company’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

The Company has adopted a Code of Business Conduct and Ethics that applies to all employees and directors of the Company, and complies with the SEC’s requirements for a code of ethics applicable to senior executive officers.  A copy of the Code of Business Conduct and Ethics can be found on the Bank’s website, santaluciabank.com.

During 2007, the Board established a Corporate Governance Committee Charter and Corporate Governance Guidelines. A copy of the Corporate Governance Committee Charter and Guidelines was attached as “Exhibit A” to the Proxy Statement filed with the SEC on February 15, 2008.

The remainder of the information required by Item 10 of Form 10-K is incorporated by reference from those portions of our Definitive Proxy Statement on Schedule 14A deemed incorporated into our Annual Report on Form 10-K, to be filed with the SEC on or before the deadline for incorporation of such document into the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from those portions of our Definitive Proxy Statement on Schedule 14A deemed incorporated into our Annual Report on Form 10-K, to be filed with the SEC on or before the deadline for incorporation of such document into the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from those portions of our Definitive Proxy Statement on Schedule 14A deemed incorporated into our Annual Report on Form 10-K, to be filed with the SEC on or before the deadline for incorporation of such document into the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference from those portions of our Definitive Proxy Statement on Schedule 14A deemed incorporated into our Annual Report on Form 10-K, to be filed with the SEC on or before the deadline for incorporation of such document into the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10K is incorporated by reference from those portions of our Definitive Proxy Statement on Schedule 14A deemed incorporated into our Annual Report on Form 10-K, to be filed with the SEC on or before the deadline for incorporation of such document into the Company’s Form 10-K for the year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

Index to Exhibits

Exhibit Number	Exhibit	Sequentially Numbered Pages

3.1	Articles of Incorporation of the Bancorp, as amended	13/

3.2	Bylaws of the Bancorp, as amended	13/

3.3	Certificate of Amendment to Bylaws of The Company Bank, dated January 16, 2002	7/

3.4	Amendment to Bylaws of The Company Bank, dated January 21, 2009	17/

10.4	The Company Bank’s Employee Stock Ownership Plan	1/

10.5	Plan Administrator’s Guide for the Bank’s Employee Stock Ownership Plan	1/

10.6	The Company Bank’s Profit Sharing Plan	1/

10.9	Salary Continuation agreement by and between The Company Bank and Stanley R. Cherry, dated February 1, 1997	2/

10.10	Salary Continuation agreement by and between The Company Bank and Larry H. Putnam, dated February 1, 1997	2/

10.11	Deferred Fee Agreement by and Between The Company Bank and Khatchik Achadjian, dated February 1, 1997	2/

10.12	Deferred Fee Agreement by and Between The Company Bank and Dino Boneso, dated February 1, 1997	2/

10.13	Deferred Fee Agreement by and Between The Company Bank and Jerry W. DeCou, III, dated February 1, 1997	2/

10.14	Deferred Fee Agreement by and Between The Company Bank and Douglas C. Filipponi, dated February 1, 1997	2/

10.15	Deferred Fee Agreement by and Between The Company Bank and Jean Hawkins, dated February 1, 1997	2/

10.16	Deferred Fee Agreement by and Between The Company Bank and Paul G. Moerman, dated February 1, 1997	2/

10.17	Deferred Fee Agreement by and Between The Company Bank and Norman J. Norton, Jr., dated February 1, 1997	2/

10.18	Deferred Fee Agreement by and Between The Company Bank and William S. Osibin, dated February 1, 1997	2/

10.19	Deferred Fee Agreement by and Between The Company Bank and D. Jack Stinchfield, dated February 1, 1997	2/

10.20	Director Retirement Agreement by and between The Company Bank and Khatchik Achadjian, dated February 1, 1997	2/

10.21	Director Retirement Agreement by and between The Company Bank and Dino A. Boneso, dated February 1, 1997	2/

10.22	Director Retirement Agreement by and between The Company Bank and Jerry W. DeCou, III, dated February 1, 1997	2/

10.23	Director Retirement Agreement by and between The Company Bank and Douglas C. Filipponi, dated February 1, 1997	2/

10.24	Director Retirement Agreement by and between The Company Bank and Jean Hawkins, dated February 1, 1997	2/

10.25	Director Retirement Agreement by and between The Company Bank and Paul G. Moerman, dated February 1, 1997	2/

10.26	Director Retirement Agreement by and between The Company Bank and Willard S. Osibin, dated February 1, 1997	2/

10.27	Director Retirement Agreement by and between The Company Bank and D. Jack Stinchfield, dated February 1, 1997	2/

10.28	Agreement for Data Processing Services between The Company Bank and Fiserv Savings and Community Bank Group, dated February 21, 1997	3/

10.29	Equipment Sales Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.30	Equipment Sales Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.31	Equipment Sales Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.32	Software License Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.33	Product License Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.34	Product License Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.35	Product License Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.36	Services Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.37	Remote Access Support Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.38	Salary Continuation Agreement by and between The Company Bank and John C. Hansen, dated August 1, 1998	4/

10.39	Employment Agreement by and between The Company Bank and Stanley R. Cherry, dated August 1, 1998	4/

10.40	Employment Agreement by and between The Company Bank and Larry H. Putnam, dated August 1, 1998	4/

10.41	Employment Agreement by and between The Company Bank and John C. Hansen dated August 1, 1998	4/

10.42	The Company Bank 2000 Stock Option Plan and form of stock option agreement	5/

10.44	Amendment to Salary Continuation Agreement of Stanley R. Cherry, Dated April 15, 1998	6/

10.45	Amendment to Salary Continuation Agreement of Larry H. Putnam, dated April 15, 1998	6/

10.46	Amendment to Salary Continuation Agreement of Stanley R. Cherry, dated May 10, 2000	6/

10.47	Amendment to The Company Bank Director Retirement Agreement with Khatchik H. Achadjian	6/

10.48	Amendment to The Company Bank Director Retirement Agreement with Dino Boneso, dated January 10, 2001	6/

10.49	Amendment to The Company Bank Director Retirement Agreement with Jerry W. DeCou, III, dated January 10, 2001	6/

10.50	Amendment to The Company Bank Director Retirement Agreement with Douglas C. Filipponi, dated January 10, 2001	6/

10.51	Amendment to The Company Bank Director Retirement Agreement with Jean Hawkins, dated January 10, 2001	6/

10.52	Amendment to The Company Bank Director Retirement Agreement with Paul G. Moerman, dated January 10, 2001	6/

10.53	Amendment to The Company Bank Director Retirement Agreement with D. Jack Stinchfield, dated January 10, 2001	6/

10.54	Amendment to Salary Continuation agreement with Stanley R. Cherry, dated January 10, 2001	6/

10.55	Amendment to Salary Continuation agreement with Larry H. Putnam, dated January 10, 2001	6/

10.56	Amendment to Salary Continuation agreement with John C. Hansen, dated January 10, 2001	6/

10.57	401(K) Profit Sharing Plan adopted effective July 1, 2001	7/

10.59	Form of Note Purchase Agreement	9/

10.60	Subordinated Note	9/

10.62	Amendment to Employment Agreement by and between The Company Bank and John Hansen dated November 11, 2004	11/

10.63	Employment Agreement by and between The Company Bank and Jim Cowan dated November 11, 2004	11/

10.65	The Company Bancorp 2006 Equity Based Compensation Plan	12/

10.66	Amended and Restated Employment Agreement by and between The Company Bank and Larry H. Putnam dated December 15, 2006	13/

10.67	Amended and Restated Employment Agreement by and between The Company Bank and John C. Hansen dated December 15, 2006	13/

10.68	Amended and Restated Employment Agreement by and between The Company Bank and James M. Cowan dated December 15, 2006	13/

10.70	Amendment to the Salary Continuation Agreement by and between The Company Bank and Larry H. Putnam dated April 12, 2007.	14/

10.71	Amendment to the Salary Continuation Agreement by and between The Company Bank and John C. Hansen dated April 12, 2007.	14/

10.72	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Larry H. Putnam dated March 19, 2008.	15/

10.73	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and John C. Hansen dated March 19, 2008.	15/

10.74	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and James Cowan dated March 19, 2008	15/

10.75	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Jerry W. DeCou dated March 19, 2008.	15/

10.76	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Douglas C. Filipponi dated March 19, 2008.	15/

10.77	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Khatchik Achadjian dated March 19, 2008.	15/

10.78	Third Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Stanley R. Cherry dated March 19, 2008.	15/

10.79	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Jean Hawkins dated March 19, 2008.	15/

10.80	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Paul G. Moerman dated March 19, 2008.	15/

10.81	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and D. Jack Stinchfield dated March 19, 2008.	15/

10.82	Agreement made by and between The Company Bank and Jerry W. DeCou, III dated October 15, 2008	16/

10.83	Agreement made by and between The Company Bank and Douglas C. Filipponi dated October 15, 2008	16/

10.84	Agreement made by and between The Company Bank and Khatchik Achadjian dated October 15, 2008	16/

10.85	Agreement made by and between The Company Bank and Stanley R. Cherry dated October 15, 2008	16/

10.86	Agreement made by and between The Company Bank and Jean Hawkins dated October 15, 2008	16/

10.87	Agreement made by and between The Company Bank and Paul G. Moerman dated October 15, 2008	16/

10.88	Agreement made by and between The Company Bank and D. Jack Stinchfield dated October 15, 2008	16/

10.89	First Amendment to Amend and Restated Employment Agreement made by and between The Company Bank and Larry H. Putnam dated October 15, 2008	16/

10.90	First Amendment to Amend and Restated Employment Agreement made by and between The Company Bank and John C. Hansen dated October 15, 2008	16/

10.91	First Amendment to Amend and Restated Employment Agreement made by and between The Company Bank and James Cowan dated October 15, 2008	16/

10.92	Salary Continuation Agreement by and between The Company Bank and Larry H. Putnam dated December 17, 2008	17/

10.93	First Amended and Restated Salary Continuation Agreement by and between The Company Bank and Larry H. Putnam dated December 17, 2008	17/

10.94	Salary Continuation Agreement by and between The Company Bank and John C. Hansen dated December 17, 2008	17/

10.95	First Amended and Restated Salary Continuation Agreement by and between The Company Bank and John C. Hansen dated December 17, 2008	17/

10.96	First Amended and Restated Salary Continuation Agreement by and between The Company Bank and James M. Cowan dated December 17, 2008	17/

10.97	First Amended and Restated Deferred Fee Agreement by and between The Company Bank and Jerry W. DeCou III dated December 17, 2008	17/

10.98	First Amended and Restated Deferred Fee Agreement by and between The Company Bank and Douglas C. Filipponi dated December 17, 2008	17/

10.99	First Amended and Restated Deferred Fee Agreement by and between The Company Bank and Khatchik H. Achadjian dated December 17, 2008	17/

10.100	First Amended and Restated Deferred Fee Agreement by and between The Company Bank and Jean Hawkins dated December 17, 2008	17/

10.101	First Amended and Restated Deferred Fee Agreement by and between The Company Bank and Paul G. Moerman dated December 17, 2008	17/

10.102	First Amended and Restated Deferred Fee Agreement by and between The Company Bank and D. Jack Stinchfield dated December 17, 2008	17/

10.103	First Amended and Restated The Company Bank Director Retirement Agreement by and between The Company Bank and Jerry W. DeCou III dated December 17, 2008	17/

10.104	First Amended and Restated The Company Bank Director Retirement Agreement by and between The Company Bank and Douglas C. Filipponi dated December 17, 2008	17/

10.105	First Amended and Restated The Company Bank Director Retirement Agreement by and between The Company Bank and Khatchik H. Achadjian dated December 17, 2008	17/

10.106	First Amended and Restated The Company Bank Director Retirement Agreement by and between The Company Bank and Jean Hawkins dated December 17, 2008	17/

10.107	First Amended and Restated The Company Bank Director Retirement Agreement by and between The Company Bank and Paul G. Moerman dated December 17, 2008	17/

10.108	First Amended and Restated The Company Bank Director Retirement Agreement by and between The Company Bank and D. Jack Stinchfield dated December 17, 2008	17/

14.1	Code of Business Conduct and Ethics	17/

23.1	Consent of independent accountants from Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Troubled Asset Relief Program Certification of Chief Executive Officer

99.2	Troubled Asset Relief Program Certification of Chief Financial Office

1/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1995

2/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1996

3/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1997

4/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1998

5/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 2000

7/Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 2001

8/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 2002

9/	Incorporated by reference from the Bank’s Form 10-Q for the period ended September 30, 2003

10/	Incorporated by reference from the Bank’s Form 10-K for the period ended December 31, 2003

11/	Incorporated by reference from the Bank’s Form 10-K for the period ended December 31, 2004

12/	Filed as part of Registrants Registration Statement on Form S-8 (File #333-137997) (Filed on 10/13/06)

13/	Incorporated by reference from the Bank’s Form 10-K for the period ended December 31, 2006

14/	Incorporated by reference from the Bank’s Form 10-Q for the period ended March 31, 2007

15/	Incorporated by reference from the Bank’s Form 10-Q for the period ended March 31, 2008

16/	Incorporated by reference from the Bank’s Form 10-Q for the period ended September 30, 2008

17/	Incorporated by reference from the Bank’s Form 10-K for the period ended December 31, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COMPANY BANCORP

By:	/s/ John C. Hansen
JOHN C. HANSEN
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 2, 2011

By:	/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 2, 2011

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:

/s/ John C. Hansen	President and	March 2, 2011
JOHN C. HANSEN	Chief Executive Officer

/s/ Jerry W. DeCou	Chairman of the	March 2, 2011
JERRY W. DECOU III	Board of Directors

/s/ Douglas C. Filipponi	Vice Chairman	March 2, 2011
DOUGLAS C. FILIPPONI	of the Board of Directors

/s/ Khatchik H. Achadjian	Director	March 2, 2011
KHATCHIK H. ACHADJIAN

/s/ Stanley R. Cherry	Director	March 2, 2011
STANLEY R. CHERRY

/s/ Jean Hawkins	Director	March 2, 2011
JEAN HAWKINS

/s/ Paul G. Moerman	Director	March 2, 2011
PAUL G. MOERMAN

/s/ Larry H. Putnam	Director	March 2, 2011
LARRY H. PUTNAM

/s/ D. Jack Stinchfield	Director	March 2, 2011
D. JACK STINCHFIELD

EXHIBIT INDEX

Exhibit Sequential Number	Description

23.1	Consent of independent accountants from Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Troubled Asset Relief Program Certification of Chief Executive Officer

99.2	Troubled Asset Relief Program Certification of Chief Financial Office