Form 10-K/A
period 2010-12-31
Santa Lucia Bancorp
filed 2011-05-11
CIK 1355607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of February 25, 2011, the Registrant had 2,003,131 shares of Common Stock outstanding.

EXPLANATORY NOTE

Santa Lucia Bancorp (“we”, “our”, “us” or the “Company”),parent of Santa Lucia Bank (the “Bank”), is filing this Amendment to its annual report on Form 10-K for the period ending December 31, 2010, originally filed on March 3, 2011, in order to provide information for PART III, Items 10 through 14. The Company did not file with the SEC our Definitive Proxy Statement on Schedule 14A deemed incorporated into our Annual Report on Form 10-K, on or before the deadline for incorporation of such documents into the Company’s Form 10-K for the year ended December 31, 2010.

While we are amending only PART III, Items 10 through 14, for convenience and ease of future reference, we are filing the entire Annual Report for the year ended December 31, 2010 on this Form 10-K/A.

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

•	We potentially face increased regulation of our industry, compliance with which may increase our costs and limit our ability to pursue business opportunities.

•
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

•	The value of the portfolio of investment securities that we hold may be adversely affected.

•
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

Failure to Successfully Execute Our Strategy May Adversely Affect Our Performance

Our financial performance and profitability depends on our ability to execute our corporate growth strategy.  Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition and results of operations.  Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.  Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as:

•	Inability to control non-interest expense, including, but not limited to, rising employee, regulatory compliance, and healthcare costs;

•	Limitations imposed on us in the Consent Order and/or Written Agreement.

•	Inability to increase non-interest income; and

•	Continuing ability to expand, through de novo branching or finding acquisition targets at valuation levels we find attractive.

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

•	Information Systems

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

•	Technological Advances

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

•	Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events

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

•	We Depend On Cash Dividends From Our Subsidiary Bank To Meet Our Cash Obligations

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

•
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

•
Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction and therefore may become a significant holder of the Company’s common stock and possess significant voting power.

•
Although the preferred equity issued to the U.S. Treasury is non-voting, the terms of the CPP stipulate that the U.S. Treasury may vote their senior equity in matters deemed by the U.S. Treasury to have an impact on their holdings.

•
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

•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating and stock price performance of other companies that investors deem comparable to our company;

•	News reports relating to trends, concerns and other issues in the financial services industry; and

•	Perceptions in the marketplace regarding our company and/or its competitors and the industry in which we operate.

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

	Quarter Ended	Bid Prices
2010		Low	High
	December 31	$1.20	$2.95
	September 30	$1.90	$6.70
	June 30	$6.60	$8.20
	March 31	$7.35	$11.76

2009
	December 31	$10.10	$11.89
	September 30	$11.55	$15.00
	June 30	$10.50	$13.00
	March 31	$8.20	$14.75

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

ITEM 6. SELECTED FINANCIAL DATA

The table below provides selected financial data that highlights the Company’s performance results for the five years ended December 31, 2010, 2009, 2008, 2007 and 2006:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Summary of Operations:	(dollars in thousands except per share data)
Interest Income	$12,587	$13,851	$15,276	$17,719	$17,027
Interest Expense	2,291	3,021	3,877	4,824	3,577

Net Interest Income	10,296	10,830	11,399	12,895	13,450
Provision for Loan Loss	15,198	5,460	975	-	240

Net Interest Income After Provision for Loan Losses	(4,902)	5,370	10,424	12,895	13,210
Noninterest Income	1,610	1,236	1,111	1,071	1,010
Noninterest Expense	10,655	9,865	9,763	9,029	8,590

Income Before Income Taxes	(13,947)	(3,259)	1,772	4,937	5,630
Income Tax, expense(benefit)	807	(1,434)	(633)	(1,934)	(2,242)

Net Income (loss)	$(14,754)	$(1,825)	$1,139	$3,003	$3,388

Dividends and Accretion on Preferred Stock	$240	$240	$-	$-	$-

Net (losses)/income Applicable to Common Shareholders	$(14,994)	$(2,065)	$1,139	$3,003	$3,388

Cash Dividends Paid	$-	$483	$963	$871	$768

Per Common Share Data:
Net Income - Basic	$(7.49)	$(1.05)	$0.59	$1.55	$1.77
Net Income - Diluted	$(7.49)	$(1.05)	$0.58	$1.51	$1.68
Dividends	$-	$0.25	$0.50	$0.45	$0.40
Book Value	$1.86	$9.58	$11.21	$11.01	$9.93

Common Outstanding Shares:	2,003,131	1,961,334	1,923,053	1,924,873	1,928,097

Statement of Financial Condition Summary:
Total Assets	$249,801	$269,923	$251,880	$248,640	$240,738
Total Deposits	233,867	238,723	212,317	212,718	212,988
Total Net Loans	176,750	198,099	186,632	166,619	169,680
Allowance for Loan Losses	10,999	3,386	2,310	1,673	1,654
Total Shareholders' Equity	7,545	23,030	25,551	21,189	19,137

Asset Quality:
Loan on Non-Accrual	$23,945	$6,407	$1,614	$2,176	$-
Loans Past Due >90 days and still accruing	$-	$-	$-	$-	$550
OREO	$2,123	$428	$-	$-	$-
Loans Past Due 30-89 days	$606	$5	$2,674	$-	$-

Selected Ratios:
Return on Average Assets	-5.65%	-0.69%	0.46%	1.22%	1.42%
Return on Average Equity	-107.53%	-7.18%	5.19%	14.87%	19.45%
Net Interest Margin	4.16%	4.49%	5.05%	5.92%	6.38%
Average Loans as a Percentage of Average Deposits	82.46%	87.82%	83.84%	76.11%	79.74%
Allowance for Loan Losses to Total Loans	5.84%	1.67%	1.22%	0.99%	0.96%
Company
Tier I Capital to Average Assets	4.02%	10.28%	11.89%	10.50%	10.00%
Tier I Capital to Risk-Weighted Assets -	5.72%	12.54%	14.41%	13.20%	12.70%
Total Capital to Risk-Weighted Assets -	8.30%	13.87%	15.92%	14.60%	14.40%
Bank
Tier I Capital to Average Assets	4.75%	9.71%	11.44%	9.85%	9.11%
Tier I Capital to Risk-Weighted Assets -	6.85%	11.85%	13.65%	12.33%	11.43%
Total Capital to Risk-Weighted Assets -	8.16%	13.18%	15.17%	13.80%	13.13%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

●
Interest income for the year ended December 31, 2010 was approximately $12.6 million, which represents a decline of approximately $1.3 million or 9.1% from the same period in 2009.  Lower earning asset yields during 2010, resulting from the current interest rate environment compounded by the large amount of loans on non-accrual, contributed significantly to the year over year decline.

●
Interest expense for the year ended December 31, 2010 was approximately $2.3 million, which represents a decline of approximately $.7 million or 24.2% from the same period in 2009. Lower offering rates in conjunction with the re-pricing of floating rate deposit balances during 2010 contributed significantly to the decline in interest expense.

●
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

●
For the year ended December 31, 2010, non-interest income totaled approximately $1.6 million, compared to $1.2 million for the same period in 2009. During 2010, the Bank recognized gains on sales of investments of $.6 million compared to $.2 million in 2009. Thee gains account for the majority of the variance on a year over year basis.

●
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

●	The operating efficiency ratio for the year ended December 31, 2010 was 89.5% compared to 81.8% for the year ended December 31, 2009.

The following provides a summary of significant year to date changes in financial condition balances as of December 31, 2010:

●	Total assets at December 31, 2010 were approximately $249.8 million, approximately $20.1 million or 7.5% less than that report at December 31, 2009.

●
Fed Funds sold and interest bearing due from balances totaled approximately $15.5 million at December 31, 2010, approximately $13.0 million or 520.0% higher than that reported at December 31, 2009.  A significant decrease in total loans along with the Bank’s plan to increase liquidity in response to our Written Agreement with the FRBSF accounts for the high balances in this category.

●
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

●
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

●
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

●
Shareholders’ equity totaled approximately $7.5 million at December 31, 2010, representing a decrease of approximately $15.5 million or 67.2% from that reported at December 31, 2009.  The primary factor for the decrease is the net loss of $15.0 million reported for 2010.

The following provides an overview of asset quality as of and for the year ended December 31, 2010:

●
At December 31, 2010 non-performing assets totaled approximately $26.1 million, an increase of approximately $19.3 million or 281.4% over that reported at December 31, 2009.  The ratio of non-performing assets to total assets was 10.44% at December 31, 2010 compared to the 2.53% reported at December 31, 2009.

●
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

●
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

●	Net charge-offs for 2010 totaled approximately $7.6 million compared to the $4.4 million reported for 2009. Net charge-offs to average loans was 3.77% for 2010 compared to 2.20% reported for 2009.

●	Other real estate owned totaled approximately $2.1 million at December 31, 2010, compared to $0.4 million reported at December 31, 2009.

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

	Year Ended December 31
	2010			2009			2008
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans	$201,037	$11,456	5.70%	$199,228	$12,355	6.20%	$177,988	$12,994	7.30%
Investment securities	38,978	1,117	2.87%	37,019	1,491	4.03%	46,440	2,258	4.86%
Federal funds sold	7,554	14	0.19%	5,082	5	0.10%	1,309	24	1.83%

Total average interest-earning assets	247,569	12,587	5.08%	241,329	13,851	5.74%	225,737	15,276	6.77%
Other assets	25,967			25,402			26,120
Less allowance for loan losses	(8,082)			(2,407)			(1,739)
Total average assets	$265,454			$264,324			$250,118

Liabilities and Shareholders' Equity:
Interest Bearing Liabilities:
Deposits
Interest-bearing demand - NOW	$13,517	$32	0.24%	$13,628	$49	0.36%	$12,636	$41	0.32%
Money Market	44,133	539	1.22%	32,196	589	1.83%	26,070	541	2.08%
Savings	28,195	65	0.23%	27,387	68	0.25%	26,166	88	0.34%
Time certificate of deposits	89,371	1,523	1.70%	82,723	2,046	2.47%	71,671	2,605	3.63%
Total average interest-bearing deposits	175,216	2,159	1.23%	155,934	2,752	1.76%	136,543	3,275	2.40%

Short-term borrowings	19	-	0.00%	3,177	79	2.49%	6,612	191	2.89%
Long -term borrowings	5,883	132	2.24%	6,555	190	2.90%	7,106	411	5.78%
Total interest-bearing liabilities	181,118	2,291	1.26%	165,666	3,021	1.82%	150,261	3,877	2.58%

Demand deposits	68,590			70,935			75,752
Other liabilities	1,802			2,281			2,170
Shareholders' equity	13,944			25,442			21,935
Total average liabilities and shareholders' equity	$265,454			$264,324			$250,118

Net interest income		$10,296			$10,830			$11,399
Net interest margin			4.16%			4.49%			5.05%

Nonaccrual loans are included in the calculations of the average balances of loans and non-accrued interest is excluded.

The Company’s net yield on interest-earning assets is affected by changes in the rates earned and paid and the volume of interest-earning assets and interest-bearing liabilities.  The impact of changes in volume and rate on net interest income are shown in the following table:

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	over			over			over
	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Change in (000's)			Change in (000's)			Change in (000's)
	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change
Interest-bearing Assets:
Net Loans	111	(1,010)	(899)	1,421	(2,060)	(639)	1,228	(3,265)	(2,037)
Investment Securities	75	(449)	(374)	(415)	(352)	(767)	(127)	(53)	(180)
Federal funds sold	3	6	9	20	(39)	(19)	(121)	(105)	(226)
Interest-earning deposits	-	-	-	-	-	-	-	-	-
Total interest income	189	(1,453)	(1,264)	1,026	(2,451)	(1,425)	980	(3,423)	(2,443)

Interest-bearing Liabilities:
Interest-bearing demand - NOW	-	(17)	(17)	3	5	8	(3)	(11)	(14)
Money Market	180	(230)	(50)	117	(69)	48	32	(213)	(181)
Savings	2	(5)	(3)	8	(28)	(20)	(1)	(200)	(201)
Time Certificates of deposit	154	(676)	(522)	360	(919)	(559)	163	(715)	(552)
Short-term borrowings	(79)	-	(79)	(88)	(24)	(112)	167	(27)	140
Long-term borrowings	(20)	(38)	(58)	16	(237)	(221)	16	(155)	(139)

Total interest expense	237	(966)	(729)	416	(1,272)	(856)	374	(1,321)	(947)

Interest differential or net interest income	$(48)	$(487)	$(535)	$610	$(1,179)	$(569)	$606	$(2,102)	$(1,496)

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

The following table sets forth the amount of total loans outstanding in each category for the years indicated:

	Year Ended December 31
	2010	2009	2008	2007	2006
	(dollars in thousands)
Commercial	$34,232	$41,744	$41,478	$38,017	$36,407
Real Estate - construction	38,143	47,458	52,389	47,819	55,307
Real Estate - other	114,332	111,183	94,372	81,895	78,757
Consumer	1,663	1,783	1,415	1,237	1,604

Total gross loans	188,370	202,168	189,654	168,968	172,075
Less: unearned fees	(621)	(683)	(712)	(676)	(741)
Less: allowance for loan losses	(10,999)	(3,386)	(2,310)	(1,673)	(1,654)

Total net loans	$176,750	$198,099	$186,632	$166,619	$169,680

Weighted average yield on loans for the year	5.7%	6.2%	7.3%	9.2%	9.1%

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

The composition of nonperforming loans as of the end of the last five fiscal years is summarized in the following table:

	Year Ended December 31
	2010	2009	2008	2007	2006
	(dollars in thousands)
Nonaccrual loans:
Commercial	$2,437	$221	$714	$113	$-
Real estate	21,408	6,186	900	2,062	-
Consumer	100	-	-	-	-

Total	23,945	6,407	1,614	2,175	-

Loans 90 days or more past due and still accruing:
Real estate	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	550

Total	-	-	-	-	550

Total nonperforming loans:	23,945	6,407	1,614	2,175	550
OREO	2,123	428	-	-	-

Total nonperforming assets:	$26,068	$6,835	$1,614	$2,175	$550

Nonperforming assets as a percentage of total gross loans	13.84%	3.38%	0.85%	1.29%	0.32%
Nonperforming assets as a percentage of total assets	10.44%	2.53%	0.64%	0.87%	0.23%

Allowance for loan losses to nonperforming loans	45.93%	52.85%	143.12%	76.92%	300.73%

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

OREO

At December 31, 2010, the Bank had four Other Real Estate Owned (“OREO”) properties at a carrying value of approximately $2.1 million. This compares to one property at a carrying value of $.4 million at the prior year end. The following table outlines activity in OREO from the previous year end:

OREO
Description	31-Dec-09	Sold	Write-Down		Added	31-Dec-10	# Properties
Single Family Residential	$428	$(372)	(56)		973	$973	1
Commerical Property	-	(582)	(62)		958	314	1
Land	-	(491)	(203)		694	-
Land	-	-	-		836	836	2

	$428	$(1,445)	$(321	) $	3,461	$2,123	4

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

The following table summarizes the allocation of the allowance for loan losses by type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
(in thousands)	Amount	Loan Percent	Amount	Loan Percent	Amount	Loan Percent	Amount	Loan Percent	Amount	Loan Percent

Commercial	$4,164	37.86%	$1,145	20.65%	$696	21.87%	$525	22.50%	$495	21.16%
Real Estate - construction	3,837	34.88%	784	23.47%	483	27.62%	229	28.30%	126	32.14%
Real Estate - other	2,920	26.55%	1,412	55.00%	1,073	49.76%	572	48.47%	362	45.77%
Consumer	78	0.71%	39	0.88%	39	0.75%	32	0.73%	38	0.93%
Unallocated	-	n/a	6	n/a	19	n/a	315	n/a	633	n/a

	$10,999	100.00%	$3,386	100.00%	$2,310	100.00%	$1,673	100.00%	$1,654	100.00%

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

	December 31, 2010
	(dollars in thousands)
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Securities available-for-sale:
U.S. Government and Agency Securities	$10,212	$28	$(198)	$10,042
State and Political Subdivisions	1,818	9	(28)	1,799
SBA Cert of Prticipation	7,793	-	(177)	7,616
Mortgage-Backed Securities	13,062	103	(80)	13,085
Total	$32,885	$140	$(483)	$32,542

	December 31, 2009
	(dollars in thousands)
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Securities available-for-sale:
U.S. Government and Agency Securities	$21,825	$217	$(9)	$22,033
State and Political Subdivisions	3,714	95	(5)	3,804
Mortgage-Backed Securities	14,891	295	(33)	15,153
Total	$40,430	$607	$(47)	$40,990

The amortized cost, estimated fair value, and weighted average yield for investment securities available for sale based on maturity date are set forth in the table below.  The weighted average yield is based on the amortized cost of the securities using a method that approximates the level yield method:

	Year Ended December 31,			Year Ended December 31,
	2010			2009
	(dollars in thousands)
	Book Value	Market Value	Weighted Average Yield	Book Value	Market Value	Weighted Average Yield
Available-for-Sale Securities:
U.S. Government and Agency Securities:
One Year or Less	$-	$-	0.00%	$3,996	$4,081	3.14%
One to Five Years	6,026	6,014	1.36%	17,829	17,952	2.61%
Five to Ten Years	-	-	0.00%	-	-
Over Ten Years	4,186	4,028	2.43%	-	-
Total U.S. Agency	10,212	10,042	1.80%	21,825	22,033	2.71%

State and Political Subdivisions:
One Year or Less	-	-	0.00%	762	769	5.26%
One to Five Years	544	553	6.11%	1,208	1,239	5.96%
Five to Ten Years	882	867	6.28%	1,744	1,796	5.91%
Over Ten Years	392	379	5.51%	-	-
Total State and Political Subdivisions	1,818	1,799	6.06%	3,714	3,804	5.79%

SBA-Cert of Participation
One Year or Less	-	-	0.00%	-	-
One to Five Years	-	-	0.00%	-	-
Five to Ten Years	-	-	0.00%	-	-
Over Ten Years	7,793	7,616	3.51%	-	-
Total SBA Cert of Participation	7,793	7,616	3.51%	-	-

Mortgage-Backed Securities:
One Year or Less	524	534	2.65%	2,092	2,163	3.99%
One to Five Years	375	394	4.24%	4,563	4,705	4.12%
Five to Ten Years	-	-		3,079	3,127	3.89%
Over Ten Years	12,163	12,157	2.80%	5,157	5,158	3.24%
Total Mortgage Backed Securities	13,062	13,085	2.84%	14,891	15,153	4.72%
Total Available-for-Sale Securities	$32,885	$32,542	2.85%	$40,430	$40,990	3.37%

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

	Year Ended December 31
	2010		2009		2008
	(dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$68,590	0.00%	$70,935	0.00%	$75,752	0.00%
Money Market Accounts	44,133	1.22%	32,196	1.83%	26,070	2.08%
NOW accounts	13,517	0.24%	13,628	0.36%	12,636	0.32%
Savings deposits	28,195	0.23%	27,387	0.25%	26,166	0.34%
Time deposits of $100,000 or more	53,041	1.68%	46,533	2.45%	39,021	3.62%
Other time deposits	36,330	1.74%	36,190	2.51%	32,650	3.66%

Total deposits	$243,806	0.89%	$226,869	1.21%	$212,295	1.54%

The following table sets forth the actual balances in the various deposit categories at December 31, 2010 and 2009:

	For the Year Ended
	December 31,		Variance
(dollars in thousands)	2010	2009	$	%
Noninterest-bearing demand deposits	$68,328	$69,851	$(1,523)	-2.2%
Money Market Accounts	41,758	37,396	4,362	11.7%
NOW accounts	13,089	14,215	(1,126)	-7.9%
Savings deposits	28,112	27,478	634	2.3%
Time deposits of $100,000 or more	51,195	52,146	(951)	-1.8%
Other time deposits	31,385	37,637	(6,252)	-16.6%

Total deposits	$233,867	$238,723	$(4,856)	-2.0%

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

The remaining maturities of the Company's certificates of deposit in the amount of $100,000 or more as of December 31, 2010 are indicated in the table below.  Interest expense on these certificates of deposit totaled $1.5 million in 2010:

(dollars in thousands)	December 31, 2010
Deposits Maturing in Three months or less	$27,906
Over three months through six months	$18,007
Over six months through twelve months	$23,797
Over twelve months	$12,870
Total	$82,580

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

	Actual		To be adequately capitalized under prompt corrective action provisions		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(thousands)		(thousands)		(thousands)
As of December 31, 2010
Bank
Total Capital (to Risk-Weighted Assets)	$14,975	8.2%	$14,680	8.0%	$18,350	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,573	6.9%	$7,340	4.0%	$11,010	6.0%
Tier 1 Capital (to Average Assets)	$12,573	4.8%	$10,588	4.0%	$13,235	5.0%

As of December 31, 2009
Bank
Total Capital (to Risk-Weighted Assets)	$29,223	13.2%	$17,740	8.0%	$22,175	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$26,276	11.9%	$8,870	4.0%	$13,305	6.0%
Tier 1 Capital (to Average Assets)	$26,276	9.7%	$10,821	4.0%	$13,526	5.0%

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

Laguna Hills, California
March 2, 2011

Laguna Hills, CA 92653 Tel: 949.768.0833 Fax: 94 9.768.8408 www.vtdcpa.com
FRESNO • LAGUNA HILLS • PALO ALTO • PLEASANTON • RANCHO CUCAMONGA • SACRAMENTO

SANTA LUCIA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	(in thousands)
	2010	2009
ASSETS
(in thousands)
Cash and due from banks	$4,920	$6,588
Federal funds sold/EBA Balance at FRB	15,499	2,500
TOTAL CASH AND CASH EQUIVALENTS	20,419	9,088
Securities available for sale	32,542	40,990
Loans, net	176,750	198,099
Premises and equipment, net	7,735	8,223
Deferred income tax assets	273	1,429
Cash surrender value of life insurance	4,566	5,391
Federal Reserve and Federal Home Loan Bank stock, at cost	1,531	1,643
Other Real Estate Owned	2,123	428
Accrued interest and other assets	3,862	4,632
TOTAL ASSETS	$249,801	$269,923
LIABILITIES & SHAREHOLDER EQUITY
Deposits
Noninterest-bearing demand	$68,328	$69,851
Interest-bearing demand and NOW accounts	13,089	14,215
Money market	41,758	37,396
Savings	28,112	27,478
Time certificates of deposit of $100,000 or more	51,195	52,146
Other time certificates of deposit	31,385	37,637
TOTAL DEPOSITS	233,867	238,723

Long-term borrowings	5,155	6,154
Accrued interest and other liabilities	3,234	2,016
TOTAL LIABILITIES	242,256	246,893

Commitments and contingencies (Note N)	-	-
Shareholders' equity
Preferred Stock - Series A	3,879	3,839
Common stock - no par value; 20,000,000 shares authorized;
issued and outstanding: 2,003,131 shares at December 31,
2010 and 1,961,334 shares at December 31, 2009	10,665	10,349
Additional paid-in capital	956	814
(Accumulated Deficit)Retained earnings	(7,613)	7,698
Accumulated other comprehensive income-net unrealized
(loss)/gain on available-for-sale securities, net of taxes
of $-0- in 2010 and $231 in 2009	(342)	330
TOTAL SHAREHOLDERS' EQUITY	7,545	23,030
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$249,801	$269,923

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

See Accompanying Notes

SANTA LUCIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009, and 2008

	(in thousands)
						Retained	Accumulated
			Common Stock		Additional	Earnings	Other
	Comprehensive	Preferred	Shares		Paid-in	(Accumulated	Comprehensive
	Income	Stock	Outstanding	Amount	Capital	Deficit)	Income
Balance at January 1, 2008			1,924,873	$9,851	$358	$10,783	$197
Cash dividends - $0.50 per share						(963)
Exercise of stock options, including the realization of tax benefits of $19,000			4,360	43	19	(28)
Repurchase and retirement of stock			(6,180)			(147)
Cumulative - effect adjustment of change in accounting for split-dollar life insurance arrangements						(102)
Preferred Stock - Series A		3,799			151
Stock Option Compensation Expense					149
Comprehensive Income:
Net income	$1,139					1,139
Change in unrealized gain on available-for-sale securities, net of taxes of $256	365						365
Less reclassification adjustment for gains included in net income, deferred of tax of $44	(64)						(64)
Total Comprehensive Income	$1,440
Balance at December 31, 2008		$3,799	1,923,053	$9,894	$677	$10,682	$498
Dividends Preferrred Stock						(181)
Cash dividends - $0.25 per share						(481)
Stock Dividend - 2%			38,281	455		(455)
Cash in lieu for fractional shares						(2)
Accretion on Preferred Stock		40				(40)
Stock Option Compensation Expense					136
Comprehensive Income:
Net loss	$(1,825)					(1,825)
Change in unrealized gain on available-for-sale securities, net of taxes of $211	(300)						(300)
Less reclassification adjustment for gains included in net income, deferred of tax of ($93)	132						132
Refund TARP expenses					1
Total Comprehensive Income	$(1,993)
Balance at December 31, 2009		$3,839	1,961,334	$10,349	$814	$7,698	$330
Dividend Preferred Stock						(200)
Stock Dividend - 2%			39,096	294		(294)
Cash in lieu for fractional shares						(1)
Accretion on Preferred Stock		40				(40)
Exercise of Stock Options			2,701	22		(22)
Stock Option Compensation Expense					142
Comprehensive Income:
Net loss	$(14,754)					(14,754)
Change in unrealized gain on available-for-sale securities, net of taxes of $0	(1,260)						(1,260)
Less reclassification adjustment for gains included in net income, deferred of tax of $0	588						588
Total Comprehensive Income	$(15,426)
Balance at December 31, 2010		$3,879	2,003,131	$10,665	$956	$(7,613)	$(342)

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
December 31, 2010, 2009, and 2008
(in thousands)

NOTE I - INCOME TAXES-Continued

As a result of the following items, the total tax expense was different from the amount computed by applying the statutory income tax rate to earnings before income taxes:

	2010		2009		2008
Federal “expected” tax	$(4,742)	(34.0)%	$(1,108)	(34.0)%	$602	34.0%
State franchise tax, net	(988)	(7.1)	(240)	(7.4)	122	6.9
Tax exempt income	(108)	(0.8)	(119)	(3.7)	(128)	(7.2)
Valuation Allowance	6,522	46.8	-		-
Other	123	.9	33	1.1	37	2.1
Total expense(benefit)	$807	5.8%	$(1,434)	(44.0)%	$633	35.7%

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

2010
Risk-free rates	2.55%
Expected volatility	20.00%
Expected dividend yield	1.16%
Expected term	5.8 yrs
Weighted-average grant
date fair value	$1.87

There were no options granted in 2009.

A summary of the status of the Company’s fixed stock option plan as of December 31, 2010 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value
Outstanding at beginning of year	237,794	$18.68
Granted	59,470	$8.92
Exercised	(8,323)	$7.87
Forfeited	(25,878)	$18.60
Expired	(28,881)	$7.87
Outstanding at end of year	234,182	$16.50	5.3years	None
Options exercisable	158,765	$17.98	3.9years	None

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

NOTE S – HOLDING COMPANY

On April 3, 2006 the Company acquired all the outstanding shares of the Bank by issuing 1,909,837 shares of common stock in exchange for the surrender of all outstanding shares of the Bank’s common stock.  There was no cash involved in this transaction. The acquisition was accounted for like a pooling of interest and the consolidated financial statements contained herein have been restated to give full effect to this transaction. The Company has no significant business activities other than its investment in the Bank and its investment and related borrowings from Santa Lucia (CA) Capital Trust as discussed in Note H.  Accordingly, no separate financial information on the Company is provided.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

The following paragraphs set forth certain information as of March 31, 2011, with respect to those persons serving as the Company’s Board of Directors.  The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Company.  There are no arrangements or understandings by which any of the Directors of the Company were selected.  There is no family relationship between any of the Directors or executive officers.

Khatchik H. Achadjian, 59 years old, has served as a Director of the Company/Bank since 1996 and was a Director of Central Coast National Bank for 6 years prior to that.  For the past 15 years Mr. Achadjian has served on the Audit Committee.  He was a 4th District County Supervisor of San Luis Obispo from 1998 to 2010, and was a member of the Coastal Commission.  He is currently a State Assemblyman and is the owner of several service stations.

Stanley R. Cherry, 67 years old, has served as a Director of the Company/Bank since 1985.  Mr. Cherry was President and Chief Executive Officer of the Company/Bank from 1985 to 2003 at which time he retired.  During his term of office he served on the Audit Committee, ALCO Committee and Loan Committee.  In December of 2010 Mr. Cherry re-joined the Bank as a Senior Vice President in Credit Administration on an interim basis after the retirement of another employee in that department.

Jerry W. DeCou III, 79 years old, has served as a Director and Chairman of the Board of the Company/Bank since 1985.  He has served as a Loan Committee member, and spent 15 years as an Investment Committee member.  Mr. DeCou is a principal shareholder in DeCou Lumber Company, Inc., and is retired.

Douglas C. Filipponi, 58 years old, has served as a Director and Vice Chairman of the Board of the Company/Bank since 1985.  He has served on the Investment Committee and is an Audit Committee member.  He is President and General Manager of Filipponi-Thompson Drilling Company, Inc.  He is also a partner or shareholder in various vineyard and ranch related companies.

John C. Hansen, 67 years old, has served as a Director of the Company/Bank since July 2007, and President and Chief Executive Officer of the Bank since January 2009.  Prior to that Mr. Hansen served as President and Chief Operating Officer from July 2007 through January 2009, Executive Vice President, Chief Financial Officer and Secretary of the Bank since 2004 and Company since 2006, and various other positions since 1995.  Mr. Hansen has been in banking for 49 years covering all aspects of the industry.

Jean Hawkins, 83 years old, has served as a Director of the Company/Bank since 1985.   Ms. Hawkins has served on the Investment committee for 24 years, and is currently a Loan Committee member.  Ms. Hawkins is retired.

Paul G. Moerman, 63 years old, has served as a Director of the Company/Bank since 1985.  Mr. Moerman has served on the Audit Committee and is an Investment Committee and Loan Committee member.  He is presently a Real Estate Developer and President of Moerman, Inc. (Contractor).

Larry H. Putnam, 64 years old, has served as a Director of the Company/Bank since 2002, and was employed by the Company/Bank continuously since 1985 in various administrative and executive positions.  Mr. Putnam retired as the President and Chief Executive Officer in January 2009.  Mr. Putnam has been a banker for 43 years, 26 of them with the Bank and Company.  His breadth of knowledge of the banking industry in general, and our market area and organization in particular, provide the Company’s board with critical banking expertise in all facets of the business of banking.

D. Jack Stinchfield, 73 years old, has served as a Director of the Company/Bank since 1985.  He served on the Loan Committee and has been an Audit Committee member for 13 years.  He is a General Contractor and Real Estate Broker.  He was previously in real estate brokerage and lending, and currently is a Loan Officer specializing in reverse mortgages for a company based in Arizona.

General Information About the Directors.
Unless stated otherwise, all of the directors have been continuously employed by their present employers for more than five years.  None of our directors is a director, nor has been during the prior five years, of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ABOUT THE BOARD AND ITS COMMITTEES

We have a strong commitment to good corporate governance and to the highest standards of ethical conduct.  Corporate governance continued to receive a heightened degree of focus from our Board of Directors and management during 2010.

The Board.  The Company is governed by a Board of Directors and various committees of the Board that meet throughout the year.  Directors discharge their responsibilities throughout the year at Board and committee meetings and also through telephone contact and other communications with the Chief Executive Officer and others regarding matters of concern and interest to the Company.  During 2010, there were twelve (12) regularly scheduled meetings of the Board of the Bank and three (3) special meetings.  There were four (4) regularly scheduled meetings of the Board of the Company and nine (9) special meetings in 2010.  During 2010, the following members of the Board, representing 67% of the Board, were “independent” as defined in the NASDAQ listing standards: Messrs. Achadjian, DeCou III, Filipponi, Moerman and Stinchfield, and Ms. Hawkins.  During 2010, Messrs. Cherry, Hansen and Putnam were not “independent.” The Board has a standing Audit Committee.  The Board has a Compensation Committee that serves in an advisory capacity to the Board and a Corporate Governance Committee.

Board Leadership and Board Role in Risk Oversight.  The Board is led by the Company’s Chairman, Mr. DeCou III.  The Company has determined that the roles of the Chief Executive Officer and Chairman should be separated, and believes it is important to have the Chief Executive Officer serve as a Director.  This separation encourages appropriate Board oversight of management, and we believe fosters an appropriate level of separation between these two distinct levels of leadership of the Company.  In addition to the Board Chairman, additional Board leadership is provided through the respective chairs of the Board’s standing committees.

Through Board and committee meetings, the Board takes an active role in the risk oversight of the Company and the Bank.  For example, the Director Loan Committee meets weekly to discuss proposed loans requiring Board action and to monitor, discuss, and resolve problem loans.  The Audit Committee looks at risk assessment, and the Investment Committee reviews investment ratings and interest rate risk.  Risk based capital is reviewed by the Board.  Another primary way in which the Board is involved in risk oversight is through the review and adoption of various policies under which the Bank operates.  Significant among these are the Bank’s loan, investment, audit and funds management policies, all of which are designed pursuant to regulatory guidelines and seek to maintain the prudent operation of the Bank’s business.

Audit Committee.  The following describes the Audit Committee membership during 2010, the number of meetings held during 2010, its current membership, and its function.

The members of the Audit Committee during 2010 were Directors Achadjian, Cherry, Filipponi, and Stinchfield.  This Audit Committee met five (5) times in 2010.  The following members of the audit committee are “independent,” as defined by the NASDAQ listing standards:  Messers. Achadjian, Filipponi, and Stinchfield.  Mr. Cherry was not “independent.”  The Board has determined it does not have an “audit committee financial expert,” as such term is defined in the rules and regulations under the Securities Act of 1933, serving on its Audit Committee.  The Board does not have an audit committee financial expert for a variety of reasons, including but not limited to the depth of financial experience of Mr. Cherry who serves on the Audit Committee and served as Santa Lucia Bank’s President and CEO from 1985 until 2003.

Pursuant to its Charter, the Audit Committee is a standing committee appointed annually by the Board of Directors.  The Audit Committee Charter is available on the Company’s website. The Committee assists the Board of Directors in fulfilling its responsibility to the shareholders and depositors relating to the quality and integrity of our accounting systems and financial-reporting processes, the identification and assessment of business risks and the adequacy of overall control environment within the Company.  In so doing, the Audit Committee will:

•	Assist Board oversight of the integrity of the Company’s financial statements and compliance with legal and regulatory requirements;

•	Hold the sole authority to appoint or replace the independent auditors, and assist the Board in ensuring the independence and qualifications of the Company’s independent auditors;

•	Review and evaluate examination results from state and federal bank regulatory agencies relating to financial reporting of the Company;

•	Review and discuss the Company’s annual audited financial statements with management and the Company’s independent auditors; and

•
Periodically review and discuss with management and the independent auditors the adequacy and effectiveness of the Company’s systems and controls for monitoring and managing legal and regulatory compliance.

During the course of the fiscal year the Committee reviewed its written policy, which was accepted by the Board of Directors without change.

The Audit Committee reports:

•
The Committee has overseen the financial reporting process for “the Company” on behalf of the Board of Directors.  In fulfilling its oversight responsibilities, the Committee reviewed the annual financial statements to be included in the annual report and Form 10-K, which was filed with the Securities and Exchange Commission on March 3, 2011.

•
In accordance with Statements on Accounting Standards (SAS) No. 114, discussions were held with management and the independent auditors regarding the acceptability and the quality of the accounting principles used in the reports.  These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting, and the reasonableness of the significant judgments and management decisions made in developing the financial statements.  In addition, the Committee has discussed with the independent auditors their independence from the Company and its management, including the matters in the written disclosures required by Independence Standards Board Standard No. 1.

•
The Committee has also met and discussed with the Company management, and its independent and external auditors, issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company, and the selection of the Company’s independent auditors.

•
The Audit Committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

•
Pursuant to the reviews and discussions described above, the Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on (Form 10-K) for the fiscal year ended December 31, 2010 for filing with the Securities and Exchange Commission.

/s/ D. Jack Stinchfield	/s/ Khatchik H. Achadjian
D. Jack Stinchfield	Khatchik H. Achadjian

/s/ Stanley R. Cherry	/s/ Douglas C. Filipponi
Stanley R. Cherry	Douglas C. Filipponi

Corporate Governance Committee.  The members of the Corporate Governance Committee during 2010 were Directors Cherry, DeCou III, Hawkins, Filipponi, Putnam, Achadjian and Hansen.  The Corporate Governance Committee met three (3) times in 2010.  The Corporate Governance Committee is comprised of employee and non-employee Directors, all of whom, except Messers. Cherry, Hansen and Putnam were “independent” as defined by the NASDAQ rules.  A copy of the Corporate Governance Charter and Corporate Governance Guidelines are available on the Company’s website.

The Corporate Governance Committee will, among other things:

•	Develop, recommend, and review annually the Board of Directors’ Corporate Governance Guidelines to comply with state and federal laws and regulations.

•
Lead the search for qualified directors, review qualifications of individuals suggested by shareholders and directors as potential candidates, and identify nominees who are best qualified.  The criteria for selecting nominees for election as directors of the Company shall include, but not limited to, experience, accomplishments, education, skills, and the highest personal and professional integrity;

•
Recommend to the Board of Directors the nominees to be proposed by the Company for election as directors of the Company at the annual meeting of shareholders, or to fill vacancies on the Board of Directors;

•
Review the Board of Directors’ committee structure and recommend to the Board for its approval directors to serve as members of each committee. The Committee will review committee composition annually and recommend new committee members, as necessary.

Director Nomination Process.  The Corporate Governance Committee is responsible for screening potential Director candidates, recommending qualified candidates to the Board for nomination, and filling vacancies occurring between annual meetings of shareholders.  The Committee considers recommendations of potential candidates from current Directors, management and shareholders.

The Corporate Governance Committee will consider shareholder recommendations for candidates for the Board.  Recommendations can be made in accordance with the “Shareholder Communications with the Board of Directors” section of the Corporate Governance Guidelines, which provides that shareholders may submit recommendations in writing to the Corporate Governance Committee at the Company’s headquarters office.  Each recommendation should identify the proposed nominee and any additional information that may be useful in evaluating the proposed nominee.  Shareholders are reminded that proposing a nominee in this fashion does not constitute a shareholder nomination of a Board member.  To actually nominate a person for Board membership a shareholder must comply with Article III, Section 3 of the Company’s Bylaws.  The Committee’s non-exclusive list of criteria for Board members is set forth in the “Selection of Directors” section of the Company’s Corporate Governance Guidelines, and includes:

•	Personal qualities and characteristics, accomplishments and reputation in the local business community;

•	Current knowledge and contacts in the communities in which the Company does business and in the Company’s industry or other industries relevant to the Company’s business;

•	Ability and willingness to commit adequate time to Board and committee matters;

•
The fit of the individual’s skills and personality with those of other Directors and potential Directors in building a Board that is effective, collegial and responsive to the needs of the Company; and

•	Diversity of viewpoints, background and experience.

The Corporate Governance Committee conducts surveys and otherwise seeks out the identity of possible candidates for the Board on an ongoing basis.  The Committee screens all potential candidates in the same manner regardless of the source of the recommendation.  At present, the Corporate Governance Committee does not engage a third part to identify and evaluate potential director candidates.

Shareholder Communications with the Board. If a shareholder desires to send a communication directly to the Board, a shareholder may do so by complying with the “Shareholder Communications with the Board” section of our Corporate Governance Guidelines, or by sending a letter addressed to the Board to the Company’s headquarters at 7480 El Camino Real, Atascadero, California 93422.  Because the Board often receives solicitation materials from vendors, requests for donations, and advertisements, it is the general practice of the Company to have the President or Executive Vice President review all mail addressed to the Board prior to its delivery to the Board Chairman.

Attendance of Board of Directors at Annual Meeting. We do not have a formal policy regarding Director attendance at the Annual Meeting of Shareholders.  However, we strongly recommend that all incumbent Board members, as well as those nominated in the Proxy Statement, attend the Annual Meeting.  All of our Board members attended the Annual Meeting last year.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is as follows:

The following describes the Advisory Compensation Committee during 2010, the number of meetings held during 2010, its current membership, and its function.

The members of the committee during 2010 were Directors DeCou III, Filipponi, Cherry, and Hansen who is a non voting member.  Messrs. DeCou III and Filipponi were “independent” as defined in the NASDAQ definition of “independent,” at the fiscal year end December 31, 2010.  Because this committee serves in an advisory capacity only and the ultimate decisions on executive compensation are made by the full Board, the Company does not have a formal charter for such committee.  The Advisory Compensation Committee makes recommendations to the Board, which is responsible for making the final determinations on executive compensation.  The Board determined that it is appropriate for the Company not to have a formal compensation committee in light of the Company’s relative size, stability of the Company’s Board, and the historic involvement of the entire Board in the compensation process.

In connection with executive and director compensation the Board:

•	Establishes proper compensation for the Chief Executive Officer and the other executive officers of the Bank, with Mr. Hansen abstaining from any matter pertaining to his own compensation;

•	Provides oversight of management’s decisions regarding salary procedure for other senior officers and employees; and

•	Makes recommendations to management with respect to incentive compensation and equity-based plans.

The Board does not delegate authority for determining executive officer or director compensation; however the Board does take guidance from the Company’s Advisory Compensation Committee, concerning the compensation of the executive officers.

The Board does not engage compensation consultants to determine or recommend the amount or form of executive and director compensation.  However, the Board does from time to time seek the advice of compensation consultants on certain elements of its overall compensation strategy.  No compensation consultants were engaged in 2010 and 2009.

The following table sets forth the aggregate compensation for services in all capacities paid or accrued by the Company to the named executive officers during 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Change in pension value and non- qualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
		(1)	(2)	(3)	(4)	(5)
John C. Hansen	2010	$170,650	$-	$5,349	$74,424	$25,174	$275,597
President /Chief Executive Officer	2009	$180,314	$-	$-	$46,157	$27,448	$253,919

Margaret A. Torres	2010	$53,141	$35,000	$7,350		$3,425	$98,916
EVP/Chief Financial Officer	2009						$-

Claudya Ross	2010	$133,668		$4,279		$11,279	$149,226
EVP/Chief Credit Officer	2009						$-

John L. McNinch	2010	$126,937		$5,349		$20,099	$152,385
EVP/Credit Administrator	2009	$129,367				$14,206	$143,573

(1)	Amounts shown include gross salary earnings, less individual contributions to the Bank’s 125 Cafeteria Plan.

(2)
Amounts shown as bonus payments were earned in the year indicated but not paid until January of the next fiscal year.  Additionally, a one time payment in the form of a sign on bonus was paid to Margaret A. Torres.

(3)	Amounts shown are the grant date fair value of stock options granted in 2009 and 2010.

(4)	The Company’s contribution under Mr. Hansen’s Salary Continuation Agreement was $46,157 and $74,424 for 2009 and 2010 respectively.

(5)
John C. Hansen:  Bank paid portion of insurance premium was $7,620 and $8,160 for 2009 and 2010 respectively.  Car allowance was $6,000 for 2009 and $6,000 for 2010.  401(k) matching by the Bank was $3,508 and $3,500 in 2009 and 2010 respectively.  The amount allocated to Mr. Hansen’s ESOP as of January 31, 2011 was $10,320 and $7,514 for 2009 and 2010 respectively.

Margaret A. Torres:  Bank paid portion of insurance premium was $1,425 for 2010, and car allowance was $2,000 in 2010.  There was no 401(k) matching by the Bank in 2010 for Ms. Torres.  Ms. Torres is not yet vested in the ESOP Plan.

Claudya D. Ross:  Bank paid portion of insurance premium was $5,700 for 2010, and car allowance was $4,150 in 2010.  401(k) matching by the Bank was $1,429 in 2010.  Ms. Ross is not yet vested in the ESOP Plan.

John L. McNinch:  Bank paid portion of insurance premium was $6,720 and $7,260 for 2009 and 2010 respectively.  Car allowance was $4,800 and $4,800 in 2009 and 2010 respectively.  401(k) matching by the Bank was $2,686 and $2,644 in 2009 and 2010 respectively.  The amount allocated to Mr. McNinch’s ESOP was $5,395 in 2010, for which he is not yet vested. Mr. McNinch retired January 1, 2011.

There were no contributions to ESOP in 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
	(1)	(2)	(3)
John C. Hansen	16,645	0	$12.8560	12/10/2003	12/9/2013
President/Chief	8,320	2,040	$23.8550	9/15/2006	9/14/2016
Executive Officer	510	2,040	$10.0000	2/17/2010	2/16/2020

Margaret A. Torres Executive Vice President/Chief Financial Officer	0	10,000	$3.5500	9/1/2010	8/31/2020

Claudya D. Ross Executive Vice President/Chief Credit Officer	408	1,632	$10.000	2/17/2010	2/16/2020

John L. McNinch	3,120	4,680	$21.867	5/20/2008	5/19/2018
Executive Vice President/Credit Administrator	510	2,040	$10.000	2/17/2010	2/16/2020

(1)	Represents the vested and unexercised portion of stock options granted (adjusted for 4 for 1 stock split 6/30/05, 2% stock dividend 10/20/09 and 2% stock dividend 4/23/10).

(2)	Represents the number of unvested shares of stock options granted (adjusted for 4 for 1 stock split 6/30/05 and 2% stock dividend 10/20/09 and 2% stock dividend 4/23/10).

(3)	Represents the market value of the options at their grant date (adjusted for 4 for 1 stock split 6/30/05 and 2% stock dividend 10/20/09 and 2% stock dividend 4/23/10).

Santa Lucia Bancorp Stock Option Plan.  The Company sponsors one compensatory incentive and non-qualified stock option plan which provides certain key employees and the Board of Directors with the option to purchase shares of common stock, and one Equity Based Compensation Plan which provides certain key employees and the Board of Directors with awards of options, stock appreciation rights, restricted stock awards, restricted share units, and performance share awards, or any combination thereof.  In 1999, the Bank adopted a stock option plan (the 2000 Plan) under which up to 360,000 shares of the Bank’s common stock could be issued to directors, officers, and key employees.  As of the adoption of the new Equity Based Compensation Plan in 2006, no further grants may be made under the 2000 Plan.  In 2006, the Company adopted the 2006 Equity Based Compensation Plan (the Plan), under which the maximum number of shares of common stock that may be awarded shall not exceed 200,000 shares, including 38,200 shares rolled over from the Company’s 2000 Stock Option Plan.  To date, only options have been granted from the Plan.

Option prices may not be less than 100% of the fair market value of the stock at the date of grant.  Options became exercisable at the rate of 20% per year beginning at various dates and expire not more than ten years from the date of grant.  Both Plans permit payment for the exercise of options in cash or by means of a cashless exercise, whereby the optionee's consideration for the exercise of the stock options may be other shares of the Company's Common Stock owned by the Optionee.  During 2010, 59,470 shares were granted by the Company under the Plan, which includes a 2% stock dividend and a 10,000 share grant.

In the case of termination of employment or status as a director, no additional options become exercisable, and exercise rights cease in three (3) months unless employment or status as a director is terminated because of death or disability, in which case the option may be exercised for not more than one year following termination. In case of termination of employment for cause, or cessation of status as a director as a result of being removed from office by a bank regulatory authority or by judicial process, exercise rights cease immediately.  The Company recognized stock-based compensation costs of $142,470 in 2010.

As of March 31, 2011 there were options outstanding under both plans for 234,182 shares of the Company’s common stock.

401(k) Plan.  The Santa Lucia Bank Profit Sharing / 401(k) Plan (the “401(k) Plan”) was established, and all assets of the former profit sharing plan were transferred to it, effective July 1, 2001. The Bank administers the 401(k) Plan, and its trustees are Khatchik H. Achadjian, John C. Hansen and Sharon Satterthwaite.

Employees are eligible to participate in the 401(k) Plan if they are over 18 years of age and have competed at least six months of service with the Bank, provided they are not covered by any collective bargaining agreement.  Eligible employees are allowed to contribute pre-tax compensation to the 401(k) Plan each year, to a maximum established by law and by the terms of the 401(k) Plan.  In its discretion the Bank may also contribute additional amounts. During the year ended December 31, 2010, the Bank made approximately $57,627 in contributions to the 401(k) Plan.

Santa Lucia Bank Employee Stock Ownership Plan.  Effective as of January 1, 1994, the Bank adopted the Santa Lucia Bank Employee Stock Ownership Plan ("ESOP").  The ESOP is considered by the Board of Directors to be a means of recognizing the contributions made to the Bank's successful operation by its employees and to encourage stock ownership by its employees.  The Trustees under the ESOP are Khatchik H. Achadjian, John C. Hansen and Sharon Satterthwaite.

All employees of the Bank who are at least 18 years old, have been credited with one (1) year service, and have 1,000 hours by the end of their first twelve (12) consecutive months of employment are eligible to participate.  A part of the Bank's contribution is allocated to the account of each employee who was eligible that year.  An employee is fully vested in the ESOP if they retire at age 65, they die while employed by the Bank, they become disabled while employed by the Bank or have participated in the ESOP for three (3) years.  An employee who does not meet these criteria may become partially vested.

Salary Continuation Agreements.  The Bank has entered into two Salary Continuation Agreements with executive officer John C. Hansen.  Agreement number one was most recently amended effective December 17, 2008 (“Agreements”).  All such changes were made in the effort to bring such benefits into compliance with Internal Revenue Code section 409A.  Agreement number two was entered into on December 17, 2008.

The Bank has chosen to fund these Agreements with the purchase of bank owned life insurance (“BOLI”) policies on the life of the foregoing officer.  In addition to paying a death benefit in the event of a death of the executive officer, the BOLI policies also generate income, which helps to offset the annual expense accrual incurred by the Bank each year because of the Agreements.  In 2010, the aggregate accrued expense recognized by the Bank because of the Agreements for Mr. Hansen was $74,424 and the aggregate income earned from the BOLI policies was $54,870.

Agreement number one, upon his retirement, provided Mr. Hansen’s continuous employment with the Bank until age 65, provides payments to Mr. Hansen annually of $30,001 in equal monthly installments, continuing for the remainder of his life.  Agreement number two, provided Mr. Hansen’s continuous employment with the Bank until age 70, provides payments of $45,000 annually in equal monthly installments for 15 years.  In the event of retirement at age 62, he would be entitled to a reduced retirement benefit with each of the two agreements.

The participant is also entitled to lesser payments in the event of a change of control of the Bank, disability or separation from employment.  The Bank has purchased life insurance policies on the life of the participant to provide funds to the Bank to meet its obligations under the Agreements. The participant is an unsecured general creditor of the Bank with regard to payments to be made pursuant to the Agreements.

Employee Agreements.  In 1994, the Company entered into a change of control agreement with John C. Hansen, then Senior Vice President and Chief Financial Officer, now President and Chief Executive Officer.  In general, Mr. Hansen’s agreement provides that after a "Change in Control" (as defined in the Agreements), and his termination without cause or "resignation with good reason" within 24 months of the announcement of, or 18 months of the consummation of the Change in Control, he will be entitled to a lump sum payment equal to 24 months of compensation at his respective base salary rate then in effect plus continued participation in his employee benefits for said 12-month period. Given the limitations of TARP CPP, Mr. Hansen may not receive any of the benefits provided by this agreement for so long as the Bank is a TARP CPP participant.

Emergency Economic Stabilization Act of 2008.  On December 19, 2008, the Company sold a series of its preferred stock and common stock purchase warrants to the U.S. Department of Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) created under the Emergency Economic Stabilization Act of 2008 (“EESA”) which was amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”).  As a result of this transaction, the Company became subject to certain executive compensation requirements under TARP CPP, EESA, ARRA and Treasury Department regulations.  Those requirements apply the Company’s named executive officers as well as other senior executive officers of the Company (collective, the “SEOs”).  Those requirements are:

•
A prohibition of the payment of any “bonus, retention award, or incentive compensation” to named executive officers and the next twenty (20) most highly-compensated employees for as long as any CPP related obligations are outstanding.  The prohibition does not apply to certain bonuses payable pursuant to “Employment Agreements” in effect prior to February 11, 2009;

•
“Long-term” restricted stock is excluded from ARRA’s bonus prohibition, but only to the extent the value of the stock does not exceed one-third of the total amount of annual compensation of the employee receiving the stock, the stock does not “fully vest” until after all CPP obligations have been satisfied, and any other conditions which the Treasury may specify have been met;

•	Prohibition on any payment to any SEO or any of the next five most highly-compensated employees upon termination of employment for any reason for as long as any CPP obligations remain outstanding;

•
Recovery of any bonus or other incentive payment made on the basis of materially inaccurate financial or other performance criteria that is paid to the next twenty (20) most highly compensated employees in addition to the SEO’s;

•	Prohibition on compensation plans that “encourage” earnings manipulation;

•	A requirement that the CEO and CFO provide a written certification of compliance with the executive compensation restrictions in ARRA in the Company’s annual filings with the SEC;

•	Implementation of a company-wide policy regarding excessive or luxury expenditures; and

•
The U.S. Department of the Treasury has the right to review bonuses, retention awards, and other compensation paid to the SEO’s and the next twenty (20) most highly-compensated employees of each company receiving CPP assistance before ARRA was enacted, and to “seek to negotiate” with the CPP recipient and affected employees for reimbursement if it finds any such payments were inconsistent with the CPP or otherwise in conflict with the public interest

The Company has taken steps to implement the foregoing limitations and believes it is in full compliance with its executive compensation restrictions.

DIRECTOR COMPENSATION
Name	Gross Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
	(1)	(2)	(3)
K. Achadjian	$24,000	$2,140	$7,622	$33,762
S. Cherry	$24,000	$2,140	$8,751	$34,891
J. DeCou	$27,600	$2,140	$7,145	$36,885
D. Filipponi	$25,275	$2,140	$1,506	$28,921
J. Hawkins	$27,750	$2,140	$(74)	$29,816
L. Putnam	$24,000	$2,140	$30,701	$56,841
P. Moerman	$26,250	$2,140	$14,730	$43,120
D. J. Stinchfield	$24,000	$2,140	$13,588	$39,728
	$202,875	$17,120	$83,968	$303,963

(1)	Fees paid to each Director for Board and Committee meetings throughout the year.

(2)	Amounts shown are the grant date fair value of stock options granted in 2010.

(3)
Amounts shown include the Bank paid portion of the Director’s insurance premium, and the amount paid toward the Director’s retirement plan (if any).  The amount shown for Directors Cherry and Putnam includes their salary continuation plan payments.

Compensation of Directors.  During 2010, the non-employee Chairman of the Board was paid a fee of $2,300 per month for attending all Board and committee meetings.  All other non-employee directors were paid a fee of $2,000 per month for attending all Board and committee meetings.  Of that compensation the amount of $300 is deferred pursuant to the terms of the Deferred Fee Agreement described below for those participating in this plan.  Directors Cherry and Putnam do not participate in the Deferred Fee Plan.  Loan Committee members are paid a fee of $75 per meeting attended.  Beginning in 2007 Directors no longer receive health insurance coverage on the same basis as employees.  During 2010 the Bank helped to defer the cost of insurance for Directors by paying $1,255 for Stanley R. Cherry, $7,145 for Jerry W. DeCou, $1,255 for Douglas C. Filipponi, $3,435 for Jean Hawkins, $14,160 for Paul G. Moerman and $8,345 for D. Jack Stinchfield.  In addition they participate in a Director Retirement Plan and in the Company's Stock Option Plan, all as described below.  The total amount of fees paid to Directors for attendance at Board and committee meetings during 2010 was $202,875 of which $21,600 was deferred.

Director Retirement Plan.  All of the non-employee directors of the Bank except Mr. Cherry and Mr. Putnam are participants in the Bank's Director Retirement Plan ("Director's Plan"), which was entered into on February 1, 1997.  In order to receive benefits under the Director's Plan, a non-qualified plan, a participant must have completed ten (10) years of service as a director of the Bank and is entitled to the full benefit of the plan upon retirement at age 75 or a lesser benefit at age 65 based upon the number of years of service.  The participants are also entitled to lesser benefits in the event of leaving the Bank's Board of Directors before attaining age 65 and ten (10) years of service, disability or a change of control of the Bank.

The Bank has purchased life insurance policies on the life of each participant to provide funds to the Bank to meet its obligations under the Agreements.  The participants are unsecured general creditors of the Bank with regard to payments to be made pursuant to the Director's Plan.

Deferred Fee Agreement.  All of the non-employee Directors of the Bank, except for Mr. Cherry and Mr. Putnam, are participants in the Bank's Deferred Fee Agreement ("Deferral Agreement"), which was entered into on February 1, 1997. The Deferral Agreement is a non-qualified plan.  Under the Deferral Agreement a participant elects to defer a portion of their director fees, which amount may be changed once each year in advance.  Each participating director is required to defer at least $3,600 per year.  A deferral account is established for each participant and the monies in the deferral account accrue interest at an annual rate equal to the prime rate as reported in The Wall Street Journal on the anniversary date of the Deferral Agreement.

Upon termination of the participant's service as a director ("Normal Termination") of the Bank, disability, or a change of control of the Bank, they are entitled to the amount in their deferral account to be paid over ten (10) years.  In the event of a participant's death while still a director of the Bank, the benefit payable to their beneficiary will be the greater of the benefit upon Normal Termination or a benefit determined as if the director had deferred $3,600 annually until age 75.

The Bank has purchased life insurance policies on the life of each participant to provide funds to the Bank to meet its obligations under the Deferral Agreements.  The participants are unsecured general creditors of the Bank with regard to payments to be made pursuant to the Director’s Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is as follows:

Security Ownership of Certain Beneficial Owners.  As of March 31, 2011, the Company knew of no person who owned more than five percent (5%) of the outstanding shares of its Common Stock except (i) as set forth in “Security Ownership of Management” or (ii) as described below:

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Trust for the Santa Lucia Bank
Employee Stock Ownership Plan 1/
7480 El Camino Real
Atascadero, California 93422	189,167	9.4%

1/
The Trust holds the shares of Company’s common stock for the ultimate benefit of Santa Lucia Bank employees who participate in the Bank’s Employee Stock Ownership Plan (“ESOP”).  At December 31, 2010, 189,167 shares were held in the Trust.  The Trustees of the ESOP are Khatchik H. Achadjian, John C. Hansen and Sharon Satterthwaite, who have shared voting and disposition power over the shares held in the Trust.

Security Ownership of Management.  The following table provides information as of March 31, 2011, concerning the equity ownership of the Company’s common stock by its directors/nominees, executive officers, and its directors and executive officers as a group:

Name and Address of Beneficial Ownership 1/	Relationship with Company	Amount and Nature of Beneficial Ownership 2/3		Percentage of Class 3/
Khatchik H. Achadjian	Director	13,669	4/	0.7%
Stanley R. Cherry	Director	115,479	5/	5.5%
Jerry W. DeCou III	Chairman of the Board	92,796	6/	4.4%
Douglas C. Filipponi	Vice Chairman of the Board	136,622	7/	6.5%
John C. Hansen	President, Chief Executive Officer and Director	42,524	8/	2.0%
Jean Hawkins	Director	108,993	9/	5.2%
John L. McNinch	Executive Vice President/ Credit Administrator	3,931	10/	0.2%
Paul G. Moerman	Director	63,122	11/	3.0%
Larry H. Putnam	Director	105,597	12/	5.0%
Claudya D. Ross	EVP/Chief Credit Officer	22,850	13/	1.1%
D. Jack Stinchfield	Director	56,229	14/	2.7%
Margaret A. Torres	EVP/Chief Financial Officer	0	15/	0.0%

All Directors and Executive Officers of the Company as a group		761,812		36.3%
(12 persons)

1/	The address for each person is c/o Santa Lucia Bancorp, 7480 El Camino Real, Atascadero, California 93422.

2/
Unless otherwise indicated in these notes and subject to applicable community property laws and shared voting and investment power with a spouse, the beneficial owner of these securities has sole voting and investment power for the shares of the Company’s common stock listed.

3/	Includes shares of common stock subject to stock options exercisable within 60 days.

4/
Includes 8,168 shares in a trust and 979 custodial shares over which Mr. Achadjian has shared voting and disposition power.  Does not include shares held in the ESOP Plan for which Mr. Achadjian is one of the Trustees over which he disclaims beneficial ownership.

5/	Includes 74,743 shares in a trust over which Mr. Cherry has shared voting and disposition power and 31,016 shares over which Mr. Cherry has sole voting or investment power.

6/	Includes 88,432 shares held in a trust over which Mr. DeCou has shared voting and disposition power.

7/
Includes 121,648 shares held in trust over which Mr. Filipponi has shared voting and disposition power, 3,438 shares in which Mr. Filipponi has sole voting and 7,172 held for Mr. Filipponi’s benefit by his company’s profit sharing plan.

8/
Includes 17,049 shares in a trust over which Mr. Hansen has shared voting and disposition power.  Does not include shares held in the ESOP Plan of which Mr. Hansen is one of the Trustees, over which Mr. Hansen disclaims beneficial ownership (except for those shares vested in his individual accounts there under).

9/	Includes 104,629 shares in a trust over which Ms. Hawkins has shared voting and disposition power.

10/	Includes 301 shares in which Mr. McNinch has sole voting power.

11/	Includes 58,758 shares in a trust over which Mr. Moerman has shared voting and disposition power.

12/	Includes 67,313 shares held in a trust over which Mr. Putnam has shared voting and disposition power and 8,955 shares over which Mr. Putnam has either sole voting or investment power.

13/	Includes 22,442 shares in which Ms. Ross has sole voting power.

14/	Includes 51,865 shares in trusts over which Mr. Stinchfield has shared voting and disposition power.

15/	Ms. Torres currently owns no stock.

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and any person who owns more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors and holders of 10% or more of the Company’s common stock are required by SEC regulations to furnish the SEC with copies of all Section 16(a) forms they file.  To the best knowledge of the Company, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2010, there are no holders of 10% or more of the Company’s common stock and all Section 16(a) filing requirements applicable to its executive officers and Directors appear to have been met

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is as follows:

Transactions with Related Persons.  There have been no transactions, or series of similar transactions, during 2010, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average total assets at year-end for the last three (3) completed fiscal years, and in which any director (or nominee for director) of the Company, executive officer of the Company, any shareholder owning of record or beneficially 5% or more of Company Common Stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.

Indebtedness of Management.  Some of the current Directors and executive officers of the Company and the companies with which they are associated have been customers of, and have had banking transactions with the Company, in the ordinary course of the Company’s business.  The Company expects to continue to have such banking transactions in the future.  All loans and commitments to lend included in such transactions have been made, (i) in the ordinary course of business, (ii) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loan with persons not related to the Company, and (iii) in the opinion of management of the Company, did not involve more than the normal risk of collectibility or present any other unfavorable features.

Director Independence. During 2010, the following members of the Board, representing 67% of the Board, were “independent” as defined in the NASDAQ listing standards: Messrs. Achadjian, DeCou III, Filipponi, Moerman and Stinchfield, and Ms. Hawkins.

ITEM 14                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10K is as follows:

RELATIONSHIP WITH INDEPENDENT ACCOUNTANTS

Vavrinek, Trine, Day & Co., LLP (“Vavrinek”), independent certified public accountants, performed the audit of our consolidated financial statements for the year ended December 31, 2010.  A representative of Vavrinek should be present at the Annual Meeting, and will have the opportunity to make a statement if desired.  Vavrinek’s representative also will be able to respond to appropriate questions.

Fees Paid to the Independent Auditors.  During the fiscal year ended December 31, 2010, fees paid to our independent auditor, Vavrinek, consisted of the following:

Audit Fees.  Aggregate audit fees billed to the Bank by Vavrinek during the 2009 and 2010 fiscal years for review of our annual financial statements and those financial statements included in our quarterly reports on Form 10-Q totaled $63,000 and $63,000, respectively.

Audit-Related Fees.  There were audit-related fees of $6,000 and $6,000 billed to the Bank by Vavrinek during the 2009 and 2010 fiscal years, respectively.

Tax Fees.  The aggregate fees billed to the Bank by Vavrinek during the 2009 or 2010 fiscal years for tax compliance, tax advice, or tax planning totaled $8,000 and $8,000, respectively.  Such fees related to Vavrinek’s preparation of the Bank’s Federal and State tax returns and calculation of related estimated tax payments.

For the fiscal year 2010,theAudit Committee considered and deemed the services provided by Vavrinek compatible with maintaining the principle accountant’s independence. The Charter fo the Audit Committee of the Board contains policies and procedures for the pre-approval of audit and non-audit services from the Company’s independent public accountant.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

Index to Exhibits

Exhibit Number	Exhibit	Sequentially Numbered Pages
3.1	Articles of Incorporation of the Bancorp, as amended	13/

3.2	Bylaws of the Bancorp, as amended	13/

3.3	Certificate of Amendment to Bylaws of The Company Bank, dated January 16, 2002	7/

3.4	Amendment to Bylaws of The Company Bank, dated January 21, 2009	17/

10.4	The Company Bank’s Employee Stock Ownership Plan	1/

10.5	Plan Administrator’s Guide for the Bank’s Employee Stock Ownership Plan	1/

Exhibit Number	Exhibit	Sequentially Numbered Pages
10.6	The Company Bank’s Profit Sharing Plan	1/

10.9	Salary Continuation agreement by and between The Company Bank and Stanley R. Cherry, dated February 1, 1997	2/

10.10	Salary Continuation agreement by and between The Company Bank and Larry H. Putnam, dated February 1, 1997	2/

10.11	Deferred Fee Agreement by and Between The Company Bank and Khatchik Achadjian, dated February 1, 1997	2/

10.12	Deferred Fee Agreement by and Between The Company Bank and Dino Boneso, dated February 1, 1997	2/

10.13	Deferred Fee Agreement by and Between The Company Bank and Jerry W. DeCou, III, dated February 1, 1997	2/

10.14	Deferred Fee Agreement by and Between The Company Bank and Douglas C. Filipponi, dated February 1, 1997	2/

10.15	Deferred Fee Agreement by and Between The Company Bank and Jean Hawkins, dated February 1, 1997	2/

10.16	Deferred Fee Agreement by and Between The Company Bank and Paul G. Moerman, dated February 1, 1997	2/

10.17	Deferred Fee Agreement by and Between The Company Bank and Norman J. Norton, Jr., dated February 1, 1997	2/

10.18	Deferred Fee Agreement by and Between The Company Bank and William S. Osibin, dated February 1, 1997	2/

10.19	Deferred Fee Agreement by and Between The Company Bank and D. Jack Stinchfield, dated February 1, 1997	2/

10.20	Director Retirement Agreement by and between The Company Bank and Khatchik Achadjian, dated February 1, 1997	2/

10.21	Director Retirement Agreement by and between The Company Bank and Dino A. Boneso, dated February 1, 1997	2/

10.22	Director Retirement Agreement by and between The Company Bank and Jerry W. DeCou, III, dated February 1, 1997	2/

10.23	Director Retirement Agreement by and between The Company Bank and Douglas C. Filipponi, dated February 1, 1997	2/

10.24	Director Retirement Agreement by and between The Company Bank and Jean Hawkins, dated February 1, 1997	2/

10.25	Director Retirement Agreement by and between The Company Bank and Paul G. Moerman, dated February 1, 1997	2/

10.26	Director Retirement Agreement by and between The Company Bank and Willard S. Osibin, dated February 1, 1997	2/

10.27	Director Retirement Agreement by and between The Company Bank and D. Jack Stinchfield, dated February 1, 1997	2/

10.28	Agreement for Data Processing Services between The Company Bank and Fiserv Savings and Community Bank Group, dated February 21, 1997	3/

Exhibit Number	Exhibit	Sequentially Numbered Pages
10.29	Equipment Sales Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.30	Equipment Sales Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.31	Equipment Sales Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.32	Software License Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.33	Product License Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.34	Product License Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.35	Product License Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.36	Services Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.37	Remote Access Support Agreement between The Company Bank and Information Technology, Inc., dated February 14, 1997	3/

10.38	Salary Continuation Agreement by and between The Company Bank and John C. Hansen, dated August 1, 1998	4/

10.39	Employment Agreement by and between The Company Bank and Stanley R. Cherry, dated August 1, 1998	4/

10.40	Employment Agreement by and between The Company Bank and Larry H. Putnam, dated August 1, 1998	4/

10.41	Employment Agreement by and between The Company Bank and John C. Hansen dated August 1, 1998	4/

10.42	The Company Bank 2000 Stock Option Plan and form of stock option agreement	5/

10.44	Amendment to Salary Continuation Agreement of Stanley R. Cherry, Dated April 15, 1998	6/

10.45	Amendment to Salary Continuation Agreement of Larry H. Putnam, dated April 15, 1998	6/

10.46	Amendment to Salary Continuation Agreement of Stanley R. Cherry, dated May 10, 2000	6/

10.47	Amendment to The Company Bank Director Retirement Agreement with Khatchik H. Achadjian	6/

10.48	Amendment to The Company Bank Director Retirement Agreement with Dino Boneso, dated January 10, 2001	6/

10.49	Amendment to The Company Bank Director Retirement Agreement with Jerry W. DeCou, III, dated January 10, 2001	6/

Exhibit Number	Exhibit	Sequentially Numbered Pages
10.50	Amendment to The Company Bank Director Retirement Agreement with Douglas C. Filipponi, dated January 10, 2001	6/

10.51	Amendment to The Company Bank Director Retirement Agreement with Jean Hawkins, dated January 10, 2001	6/

10.52	Amendment to The Company Bank Director Retirement Agreement with Paul G. Moerman, dated January 10, 2001	6/

10.53	Amendment to The Company Bank Director Retirement Agreement with D. Jack Stinchfield, dated January 10, 2001	6/

10.54	Amendment to Salary Continuation agreement with Stanley R. Cherry, dated January 10, 2001	6/

10.55	Amendment to Salary Continuation agreement with Larry H. Putnam, dated January 10, 2001	6/

10.56	Amendment to Salary Continuation agreement with John C. Hansen, dated January 10, 2001	6/

10.57	401(K) Profit Sharing Plan adopted effective July 1, 2001	7/

10.59	Form of Note Purchase Agreement	9/

10.60	Subordinated Note	9/

10.62	Amendment to Employment Agreement by and between The Company Bank and John Hansen dated November 11, 2004	11/

10.63	Employment Agreement by and between The Company Bank and Jim Cowan dated November 11, 2004	11/

10.65	The Company Bancorp 2006 Equity Based Compensation Plan	12/

10.66	Amended and Restated Employment Agreement by and between The Company Bank and Larry H. Putnam dated December 15, 2006	13/

10.67	Amended and Restated Employment Agreement by and between The Company Bank and John C. Hansen dated December 15, 2006	13/

10.68	Amended and Restated Employment Agreement by and between The Company Bank and James M. Cowan dated December 15, 2006	13/

10.70	Amendment to the Salary Continuation Agreement by and between The Company Bank and Larry H. Putnam dated April 12, 2007.	14/

10.71	Amendment to the Salary Continuation Agreement by and between The Company Bank and John C. Hansen dated April 12, 2007.	14/

10.72	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Larry H. Putnam dated March 19, 2008.	15/

10.73	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and John C. Hansen dated March 19, 2008.	15/

Exhibit Number	Exhibit	Sequentially Numbered Pages
10.74	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and James Cowan dated March 19, 2008	15/

10.75	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Jerry W. DeCou dated March 19, 2008.	15/

10.76	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Douglas C. Filipponi dated March 19, 2008.	15/

10.77	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Khatchik Achadjian dated March 19, 2008.	15/

10.78	Third Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Stanley R. Cherry dated March 19, 2008.	15/

10.79	First Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Jean Hawkins dated March 19, 2008.	15/

10.80	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and Paul G. Moerman dated March 19, 2008.	15/

10.81	Second Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between The Company Bank and D. Jack Stinchfield dated March 19, 2008.	15/

10.82	Agreement made by and between The Company Bank and Jerry W. DeCou, III dated October 15, 2008	16/

10.83	Agreement made by and between The Company Bank and Douglas C. Filipponi dated October 15, 2008	16/

10.84	Agreement made by and between The Company Bank and Khatchik Achadjian dated October 15, 2008	16/

10.85	Agreement made by and between The Company Bank and Stanley R. Cherry dated October 15, 2008	16/

10.86	Agreement made by and between The Company Bank and Jean Hawkins dated October 15, 2008	16/

10.87	Agreement made by and between The Company Bank and Paul G. Moerman dated October 15, 2008	16/

10.88	Agreement made by and between The Company Bank and D. Jack Stinchfield dated October 15, 2008	16/

10.89	First Amendment to Amend and Restated Employment Agreement made by and between The Company Bank and Larry H. Putnam dated October 15, 2008	16/

10.90	First Amendment to Amend and Restated Employment Agreement made by and between The Company Bank and John C. Hansen dated October 15, 2008	16/

10.91	First Amendment to Amend and Restated Employment Agreement made by and between The Company Bank and James Cowan dated October 15, 2008	16/

Exhibit Number	Exhibit	Sequentially Numbered Pages
10.92	Salary Continuation Agreement by and between The Company Bank and Larry H. Putnam dated December 17, 2008	17/

10.93	First Amended and Restated Salary Continuation Agreement by and between The Company Bank and Larry H. Putnam dated December 17, 2008	17/

10.94	Salary Continuation Agreement by and between The Company Bank and John C. Hansen dated December 17, 2008	17/

10.95	First Amended and Restated Salary Continuation Agreement by and between The Company Bank and John C. Hansen dated December 17, 2008	17/

10.96	First Amended and Restated Salary Continuation Agreement by and between The Company Bank and James M. Cowan dated December 17, 2008	17/

10.97	First Amended and Restated Deferred Fee Agreement by and between The Company Bank and Jerry W. DeCou III dated December 17, 2008	17/

10.98	First Amended and Restated Deferred Fee Agreement by and between The Company Bank and Douglas C. Filipponi dated December 17, 2008	17/

10.99	First Amended and Restated Deferred Fee Agreement by and between The Company Bank and Khatchik H. Achadjian dated December 17, 2008	17/

10.100	First Amended and Restated Deferred Fee Agreement by and between The Company Bank and Jean Hawkins dated December 17, 2008	17/

10.101	First Amended and Restated Deferred Fee Agreement by and between The Company Bank and Paul G. Moerman dated December 17, 2008	17/

10.102	First Amended and Restated Deferred Fee Agreement by and between The Company Bank and D. Jack Stinchfield dated December 17, 2008	17/

10.103	First Amended and Restated The Company Bank Director Retirement Agreement by and between The Company Bank and Jerry W. DeCou III dated December 17, 2008	17/

10.104	First Amended and Restated The Company Bank Director Retirement Agreement by and between The Company Bank and Douglas C. Filipponi dated December 17, 2008	17/

10.105	First Amended and Restated The Company Bank Director Retirement Agreement by and between The Company Bank and Khatchik H. Achadjian dated December 17, 2008	17/

10.106	First Amended and Restated The Company Bank Director Retirement Agreement by and between The Company Bank and Jean Hawkins dated December 17, 2008	17/

10.107	First Amended and Restated The Company Bank Director Retirement Agreement	17/
by and between The Company Bank and Paul G. Moerman dated December 17, 2008

10.108	First Amended and Restated The Company Bank Director Retirement Agreement by and between The Company Bank and D. Jack Stinchfield dated December 17, 2008	17/

Exhibit Number	Exhibit	Sequentially Numbered Pages
14.1	Code of Business Conduct and Ethics	17/

23.1	Consent of independent accountants from Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Troubled Asset Relief Program Certification of Chief Executive Officer

99.2	Troubled Asset Relief Program Certification of Chief Financial Office

1/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1995

2/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1996

3/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1997

4/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1998

5/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 2000

7/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 2001

8/	Incorporated by reference from the Bank’s Form 10-K for the year ended December 31, 2002

9/	Incorporated by reference from the Bank’s Form 10-Q for the period ended September 30, 2003

10/	Incorporated by reference from the Bank’s Form 10-K for the period ended December 31, 2003

11/	Incorporated by reference from the Bank’s Form 10-K for the period ended December 31, 2004

12/	Filed as part of Registrants Registration Statement on Form S-8 (File #333-137997) (Filed on 10/13/06)

13/	Incorporated by reference from the Bank’s Form 10-K for the period ended December 31, 2006

14/	Incorporated by reference from the Bank’s Form 10-Q for the period ended March 31, 2007

15/	Incorporated by reference from the Bank’s Form 10-Q for the period ended March 31, 2008

16/	Incorporated by reference from the Bank’s Form 10-Q for the period ended September 30, 2008

17/	Incorporated by reference from the Bank’s Form 10-K for the period ended December 31, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COMPANY BANCORP

By:	/s/ John C. Hansen
JOHN C. HANSEN
President and Chief Executive Officer
(Principal Executive Officer) Dated: May 10, 2011

By:	/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer) Dated: May 10, 2011

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:

/s/ John C. Hansen	President and	May 10, 2011
JOHN C. HANSEN	Chief Executive Officer

/s/ Jerry W. DeCou	Chairman of the	May 10, 2011
JERRY W. DECOU III	Board of Directors

/s/ Douglas C. Filipponi	Vice Chairman	May 10, 2011
DOUGLAS C. FILIPPONI	of the Board of Directors

/s/ Khatchik H. Achadjian	Director	May 10, 2011
KHATCHIK H. ACHADJIAN

/s/ Stanley R. Cherry	Director	May 10, 2011
STANLEY R. CHERRY

/s/ Jean Hawkins	Director	May 10, 2011
JEAN HAWKINS

/s/ Paul G. Moerman	Director	May 10, 2011
PAUL G. MOERMAN

/s/ Larry H. Putnam	Director	May 10, 2011
LARRY H. PUTNAM

/s/ D. Jack Stinchfield	Director	May 10, 2011
D. JACK STINCHFIELD

EXHIBIT INDEX

Exhibit Sequential Number	Description
23.1	Consent of independent accountants from Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Troubled Asset Relief Program Certification of Chief Executive Officer

99.2	Troubled Asset Relief Program Certification of Chief Financial Office