Form 10-Q
period 2011-03-31
Santa Lucia Bancorp
filed 2011-05-16
CIK 1355607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For transition period _______________ to _______________

Commission File Number: 000-51901
Santa Lucia Bancorp
(Exact name of registrant as specified in its charter)

California	35-2267934
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7480 El Camino Real, Atascadero, CA 93422
(Address of principal executive offices)

805-466-7087
(Registrant's telephone number)

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
Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of April 30, 2011: 2,003,131.

Santa Lucia Bancorp

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Santa Lucia Bancorp

Consolidated Balance Sheets
(dollars in thousands)

	31-Mar-11	31-Dec-10
	(unaudited)
Assets
Cash and due from banks	$5,742	$4,920
Federal funds sold/EBA Balances at FRB	20,300	15,499
Total cash and cash equivalents	26,042	20,419

Securities available for sale	31,089	32,542
Loans, net	168,744	176,750
Premises and equipment, net	7,614	7,735
Deferred income tax asset	273	273
Cash surrender value of life insurance	4,603	4,566
Federal Reserve Bank and
Federal Home Loan Bank stock, at cost	1,531	1,531
Other Real Estate Owned	3,042	2,123
Accrued interest and other assets	3,336	3,862
Total Assets	$246,274	$249,801
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$68,008	$68,328
Interest-bearing demand and NOW accounts	13,279	13,089
Money market	44,610	41,758
Savings	28,995	28,112
Time certificates of deposit of $100,000 or more	46,721	51,195
Other time certificates	29,098	31,385
Total Deposits	230,711	233,867
Short-term borrowings	-	-
Long-term debt	5,155	5,155
Accrued interest and other liabilities	3,259	3,234
Total Liabilities	239,125	242,256
Commitments and contingencies	-	-
Shareholders' equity
Preferred Stock - Series A	3,889	3,879
Common stock - no par value; authorized 20,000,000 shares;
Issued and outstanding, 2,003,131 shares at March 31, 2011 and at December 31, 2010	10,665	10,665
Additional Paid-in Capital	987	956
Retained earnings (Accumulated Deficit)	(8,022)	(7,613)
Accumulated other comprehensive income-net unrealized gains on available-for-sale securities, net of taxes	(370)	(342)
Total shareholders' equity	7,149	7,545
Total liabilities and shareholders' equity	$246,274	$249,801

(see accompanying notes)

Santa Lucia Bancorp
Consolidated Statements of Income
(dollars in thousands except per share data)

	For the three month period ending
	31-Mar-11	31-Mar-10
	(unaudited)	(unaudited)
Interest Income		Restated
Interest and fees on loans	$2,468	$3,023
Federal funds sold/EBA	9	1
Investment securities	215	314
	2,692	3,338
Interest expense
Time certificates of deposit of $100,000 or more	166	253
Other deposits	169	377
Short-term borrowings	-	-
Long-term debt	24	34
	359	664

Net interest income	2,333	2,674

Provision for credit losses	370	8,748
Net interest income after provision for loan losses	1,963	(6,074)
Noninterest income
Service charges and fees	91	120
Gain on sale of investment securities	-	-
Other income	67	93
	158	213
Noninterest expense
Salaries and employee benefits	1,249	1,380
Occupancy	157	158
Equipment	135	144
Professional services	248	137
Data processing	122	119
Office related expenses	112	104
Marketing	67	81
Regulatory assessments	222	111
Directors' fees and expenses	30	89
Other	128	97
	2,470	2,420
Earnings (losses) before income taxes	(349)	(8,281)

Income taxes Expense/(Benefit)	-	807

Net Earnings (Loss)	$(349)	$(9,088)

Dividends and Accretion on Preferred Stock	$60	$60

Net earnings (losses) Applicable to Common Shareholders	$(409)	$(9,148)
Per Common Share Data
Net Earnings (Loss) - basic	$(0.20)	$(4.57)
Net Earnings (Loss) - diluted	$(0.20)	$(4.57)

(see accompanying notes)

Santa Lucia Bancorp
Consolidated Statement of Shareholders' Equity
(dollars in thousands except shares outstanding)
For year ending December  31, 2010 and the period ending March 31, 2011

						(Accumulated	Accumulated
			Common Stock		Additional	Deficit)	Other
	Comprehensive	Preferred	Shares		Paid-in	Retained	Comprehensive
	Income	Stock	Outstanding	Amount	Capital	Earnings	Income
Balance at December 31, 2009		$3,839	1,961,334	$10,349	$814	$7,698	$330
Dividend Preferred Stock						(200)
Stock Dividend - 2%			39,096	294		(294)
Cash in lieu for fractional shares						(1)
Accretion on Preferred Stock		40				(40)
Exercise of Stock Options			2,701	22		(22)
Stock Option Compensation Expense					142
Comprehensive Income:
Net loss for the year	$(14,754)					(14,754)
Change in unrealized gain on available-for-sale securities, net of taxes of $0	(1,260)						(1,260)
Less reclassification
adjustment for gains included in net income, deferred of tax of $0	588						588
Total Comprehensive Income	$(15,426)
Balance at December 31, 2010		$3,879	2,003,131	$10,665	$956	$(7,613)	$(342)
Dividend Preferred Stock						(50)
Accretion on Preferred Stock		10				(10)
Stock Option Compensation Expense					31
Comprehensive Income:
Net loss for the year	$(349)					(349)
Change in unrealized gain
on available-for-sale
securities, net of taxes of $0	(28)						(28)
Total Comprehensive Income	$(377)
Balance at March 31, 2011		$3,889	2,003,131	$10,665	$987	$(8,022)	$(370)

Santa Lucia Bancorp
Consolidated Statements of Cash Flow
(dollars in thousands)

	(For the three month period ended)
	31-Mar-11	31-Mar-10
Cash flows from operating activities:		Restated (1)
Net (loss)	$(349)	$(9,088)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	126	144
Provision for loan losses	370	8,748
Stock-based compensation expense	31	33
Loss on sale of other real estate owned	39	-
Other items, net	381	918
Net cash provided by operating activities	598	755

Cash flows from investing activities:
Proceeds from principal reductions and maturities of investment securities	1,519	5,131
Proceeds from sale of other real estate owned	317	-
Purchases of investment securities	-	(4,000)
Net change in loans	6,400	(2,895)
Purchases of bank premises and equipment	(5)	(16)
Net cash (used) by investing activities	8,231	(1,780)

Cash flows from financing activities:
Net change in deposits	(3,156)	6,568
Net change in borrowings	-	(167)
Dividends paid on Preferred Stock	(50)	(50)
Net cash provided by financing activities	(3,206)	6,351

Net increase in cash and cash equivalents	5,623	5,326

Cash and cash equivalents at beginning of year	20,419	9,088
Cash and cash equivalents at end of year	$26,042	$14,414
Supplemental disclosure of cash flow information:
Interest paid	$337	$668
Transfer of loans to Other Real Estate Owned	$1,330	$694

(see accompanying notes)

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Santa Lucia Bancorp (the “Company”) and its subsidiary Santa Lucia Bank (the ”Bank”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report as filed on Form 10K.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended March 31, 2011, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year. Certain reclassifications were made to prior year’s presentations to conform to the current year. These reclassifications had no material impact to the Company’s previously reported financial statements.

Note 2 Recently Issued Accounting Pronouncements:

In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings.  This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses.  According to the guidance, there are two levels of detail at which credit information must be presented - the portfolio segment level and class level.  The portfolio segment level is defined as the level where financing receivables are aggregated in developing a company’s systematic method for calculating its allowance for credit losses.  The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.  Companies are now required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging  information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period.  The increased period-end disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled-debt restructurings, which were deferred in December 2010 in order to correspond to the expected clarification guidance to be issued with respect to troubled-debt restructurings.  This expected clarification guidance was issued in April 2010, thus, the additional disclosures surrounding troubled-debt restructurings will be required for annual and interim reporting periods beginning on or after June 15, 2011.  The increased disclosures for activity within a reporting period became effective for periods beginning on or after December 15, 2010.  The provisions of this update expanded the Company’s current disclosures with respect to the credit quality of our financing receivables in addition to our allowance for loan losses.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 which added disclosure requirements about significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended September 30, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  See Note 7 and 9 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption has no impact on the Company’s statements of income and condition.

Note 3 Loans and Related Allowance for Loan Losses:

A summary of loans as of March 31, 2011 and December 31, 2010 is as follows:

	(dollars in thousands)		As % Gross Loans
	31-Mar-11	31-Dec-10	31-Mar-11	31-Dec-10

Real estate - construction	$35,112	$38,143	19.5%	20.2%
Real estate - other	110,848	114,332	61.6%	60.7%
Commercial	32,394	34,232	18.0%	18.2%
Consumer	1,453	1,663	0.8%	0.9%
Gross Loans	179,807	188,370	100.0%	100.0%

Deferred loan fees	(596)	(621)
Allowance for loan losses	(10,467)	(10,999)
Net Loans	$168,744	$176,750

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

Allowance for Loan Losses

The Bank’s allowance for loan losses as a percentage of total loans was 5.82% as of March 31, 2011, and reflects a small decrease of 2 basis points from 5.84% at December 31, 2010, see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the “Allowance for Loan Losses”. Management believes that the allowance for loan losses at March 31, 2011 is adequate after considering the above factors. Although management believes the allowance for loan loss is adequate, there is no assurance that at any given period the Company will not sustain charge-offs that are substantial in relation to the size of the allowance.

Each segment of loans in the portfolio possess varying degrees of risk, based on, among other things, the type of loan being made, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions.  The following provides a summary of the risks associated with various segments of the Company’s loan portfolio, which are factors Management regularly considers when evaluating the adequacy of the allowance:

Construction / Land segments – construction and land loans generally possess a higher inherent risk of loss than other portfolio segments.  Risk arises from the necessity to complete projects within specified cost and time limits.  Trends in the construction industry may also impact the credit quality of these loans, as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of future construction projects.

Real estate secured – consist primarily of loans secured by commercial real estate, multi-family, farmland, and 1-4 family residential properties.  Also included in this segment are equity lines of credit secured by real estate.  As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lie primarily within that loan type.  Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties.  These factors in conjunction with a decline in real estate prices may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company’s recorded investment in the loan.

Commercial and Industrial – consist primarily of commercial and industrial loans (business lines of credit), agriculture loans, and other commercial purpose loans.  Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made.  Adverse changes in economic conditions may result in a decline in business activity, which can impact a borrower’s ability to continue to make scheduled payments.  The risk of repayment of agriculture loans arises largely from factors beyond the control of the Company or the related borrower, such as commodity prices and weather conditions.

Consumer – the installment loan portfolio is comprised primarily of a large number of small loans with scheduled amortization over a specific period. The majority of installment loans are made for consumer and business purchases.  Weakened economic conditions may result in an increased level of delinquencies within this segment, as economic pressures may impact the capacity of such borrowers to repay their obligations.

The following table sets forth the allocation of the ALLL by loan category for the three months ended March 31, 2011:

Loan Portfolio Segement	Balance at Beginning of Year January 1, 2011	Provision for Loan Losses (Charged) Credited to expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at Quarter ended March 31, 2011
	Quarter Ended March 31, 2011
Real Estate:
Construction and Land Development	$3,837	$(9)	$216	$-	$3,612
1-4 Family Residential	$681	$(3)	$-	$3	$681
Multifamily Residential	$18	$(3)	$-	$-	$15
Commercial Real Estate and Other	$2,221	$692	$745	$1	$2,169
Commercial and Industrial	$4,164	$(285)	$415	$470	$3,934
Consumer and Other	$78	$(22)	$1	$1	$56
Unallocated	$-	$-	$-	$-	$-
Totals	$10,999	$370	$1,377	$475	$10,467

The following table sets forth the allocation of the ALLL by loan category for the year ended December 31, 2010:

Loan Portfolio Segement	Balance at Beginning of Year January 1, 2010	Provision for Loan Losses (Charged) Credited to expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at Quarter ended December 31, 2010
	Quarter Ended March 31, 2011
Real Estate:
Construction and Land Development	$784	$5,022	$2,005	$36	$3,837
1-4 Family Residential	$-	$900	$261	$42	$681
Multifamily Residential	$-	$18	$-	$-	$18
Commercial Real Estate and Other	$1,412	$1,153	$345	$1	$2,221
Commercial and Industrial	$1,145	$8,013	$5,119	$125	$4,164
Consumer and Other	$39	$98	$62	$3	$78
Unallocated	$6	$(6)	$-	$-	$-
Totals	$3,386	$15,198	$7,792	$207	$10,999

The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of March 31, 2011 and December 31, 2010:

March 31, 2011	Evaluated for Impairment
Allowance for Loan Losses	Individually	Collectively	Total
(dollars in thousands)
Construction and Land Development	$2,599	$1,013	$3,612
Commercial Real Estate	-	$2,865	2,865
Commercial and Industrial	-	$3,934	3,934
Consumer	-	$56	56
	$2,599	$7,868	$10,467

	Evaluated for Impairment
Loans	Individually	Collectively	Total

Construction and Land Development	$15,158	$19,954	$35,112
Commercial Real Estate	6,440	$104,408	110,848
Commercial and Industrial	1,670	$30,724	32,394
Consumer	-	$1,453	1,453
	$23,268	$156,539	$179,807

December 31, 2010	Evaluated for Impairment
Allowance for Loan Losses	Individually	Collectively	Total

Construction and Land Development	$2,585	$1,252	$3,837
Commercial Real Estate	228	2,692	2,920
Commercial and Industrial	23	4,141	4,164
Consumer	-	78	78
	$2,836	$8,163	$10,999

	Evaluated for Impairment
Loans	Individually	Collectively	Total

Construction and Land Development	$15,537	$22,606	$38,143
Commercial Real Estate	6,496	$107,836	114,332
Commercial and Industrial	2,873	$31,359	34,232
Consumer	100	$1,563	1,663
	$25,006	$163,364	$188,370

Credit Quality and Credit Risk Management

The Company manages credit risk not only through extensive risk analyses performed prior to a loan’s funding, but through the ongoing monitoring of loans within the portfolio, and more specifically certain types of loans that generally involve a greater degree of risk, such as commercial real estate, commercial lines of credit, and construction/land loans.  The Company monitors loans in the portfolio with the assistance of a semi-annual independent loan review.  These reviews generally not only focus on problem loans, but also pass credits within certain pools of loans that may be expected to experience stress due to economic conditions.

This process allows the Company to validate credit ratings, underwriting structure, and the Company’s estimated exposure in the current economic environment as well as enhance communications with borrowers where necessary in an effort to mitigate potential future losses.

The Company has a Director’s Loan committee, chaired by the Chief Executive Officer and is comprised of three Bank directors.  The Board of Directors establishes the Company’s desire for funding certain types of credit and regularly reviews the Company’s position with respect to credit quality pursuant to the Company’s lending policy.  The Company’s lending policy is established by the Chief Credit Officer and is reviewed annually by the Board of Directors for approval.  The lending policy establishes underwriting criteria, sets portfolio concentration limits, provides criteria for the proper risk grading of loans, requires internal reviews of all pass graded credits meeting certain criteria, and contains requirements concerning the identification of and regular monitoring of problem loans.

The policy also provides that analyses shall be conducted on all significant problem loans at least quarterly, in order for the Company to properly estimate its potential exposure to loss associated with such credits in a timely manner.  The policy also provides that a detailed listing of all problem loans be provided to the Company’s Board of Director’s on a regular basis.  Additionally, the Company maintains a subset of pass list loans designated as “watch” loans, that for any of a variety of reasons, Management believes require additional regular review.  Pass graded loans which are designated as watch credits are more heavily scrutinized than other pass rated credits in the portfolio, so that any potential weaknesses that may develop in such credits are more quickly identified, thereby serving to mitigate potential losses.

Pursuant to the Company’s lending policy, all loans in the portfolio are assigned a risk rating, which allows Management, among other things, to identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio.  Risk grades are generally assigned based on information concerning the borrower, and the strength of the collateral.  Risk grades are reviewed regularly by the Company’s Director’s Loan committee, and are scrutinized by independent loan reviews performed semi-annually, as well as by regulatory agencies during scheduled examinations.  The Company grades all loans as either: (i) excellent (ii) good (iii) pass, (iv) watch (iii) special mention, (iv) substandard, and (vi) doubtful.

The following provides brief definitions for credit ratings assigned to loans in the portfolio:

Pass Excellent- Loans classified as Excellent are risk free. Loans present no identifiable or potential adverse risk to the Bank.  Documented repayment is either backed by the full faith and credit of the United Stated Government, or 115% secured by cash collateral in the possession of the Bank that is free from potential claim.  In addition, these credits will conform in all aspects to established loan policies and procedures, laws, rules, and regulations.

Pass Good- Loans classified as good are those extended to the highest quality borrower. A well structured credit to a firm in existence for a minimum of five years with at least four years of consecutive profits and/or dividend payments, with a strong equity position, with good liquidity, excellent debt service ability, and credit to a reasonably strong borrower supported by a strong guarantor and/or fully secured by collateral of unquestioned value that is readily marketable.

Pass - Loans classified as Satisfactory have acceptable credit history with no apparent weaknesses.  A Satisfactory rating describes the average commercial loan risk at the low end of the middle market. Any credit which we are compelled to follow monthly for borrowing base certificates and financial information fit into this category. These are credits which are reasonable risks but may require monitoring on the part of the loan officer.  Credits in this category are stronger than the average borrower in our portfolio.  Borrowers in our market that fit this category usually do not use their lines of credit much, if at all.  They are more likely to borrow for equipment and real estate than for working capital.

Pass Watch-  Loans classified as Watch indicate that although the borrower meets the rating criteria for a general risk rating of Pass, the specific credit being evaluated possesses technical deficiencies. Technical deficiencies include, but are not limited to; inadequate or improperly executed documentation, which may be material; lack of current financial information in accordance with lending policy; non receipt of financial statements within the Bank’s established policy period beyond the dates required in loan agreements; and non receipt of borrowing certificates and/or agings within 15 days of dates required. If not corrected within 60 to 90 days (15 days for borrowing certificates and agings), a more severe rating may be warranted.  Once the deficiency has been cured, to the satisfaction of credit administration, a better borrower rating may be established.

Special Mention- Loans classified as Special Mention have potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the bank's credit position at some future date.  Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification

Substandard- Loans classified as Substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard credits have well-defined weaknesses that jeopardize the timely collection of principal and interest and/or the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful- A loan classified as Doubtful has the same weaknesses as Substandard credits, but those weaknesses are so much more severe that, based on current information, collection or liquidation in full is highly improbable. The Bank must expect that some portion of the loan will be loss.

Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions above and smaller, homogeneous loans not assessed on an individual basis.

Based on analysis performed, the risk category of loans by class of loans is as follows for the noted periods:

	Pass	Special Mention	Sub-standard	Impaired	Total
March 31, 2011	(dollars in thousands)
Real Estate:
Construction and Land Development	$17,215	$-	$2,739	$15,158	$35,112
1-4 Family Residential	7,914	272	-	1,350	9,536
Multifamily Residential	2,769	-	-	-	2,769
Commercial real Estate and Other	86,636	4,315	2,502	5,090	98,543
Commercial and Industrial	28,189	291	2,244	1,670	32,394
Consumer and Other	1,435	-	18	-	1,453
	$144,158	$4,878	$7,503	$23,268	$179,807

	Pass	Special Mention	Sub-standard	Impaired	Total
December 31, 2010
Real Estate:
Construction and Land Development	$15,276	$4,143	$3,187	$15,537	$38,143
1-4 Family Residential	8,216	-	-	1,383	9,599
Multifamily Residential	2,783	-	-	-	2,783
Commercial real Estate and Other	88,731	6,569	1,537	5,113	101,950
Commercial and Industrial	30,200	174	985	2,873	34,232
Consumer and Other	1,541	-	22	100	1,663
	$146,747	$10,886	$5,731	$25,006	$188,370

Impaired Loans

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

The following table sets forth the migration of loans classified substandard for the three months ending March 31, 2011:

	Loans Classified Substandard
	(dollars in thousands)
	Balance at Dec 31, 2010	Added	Principal Reductions	Upgraded to Pass	Charge-Off	To OREO	Balance at March 31, 2011
Real Estate:
1-4 Family Residential - Construction	$557	$347	$-	$-	$(53)	$-	$851
Other Construction/All Land Development and other	$18,167	178	(370)	(667)	(163)	(100)	17,045
1-4 Family Residential	1,383	-	(33)	-	-	-	1,350
Multi-family Residential	-	-	-	-	-	-	-
HELOCS	811	452	(241)	-	-	-	1,022
Commerical Real Estate- Owner Occupied	5,253	2,735	(15)	-	(745)	(1,230)	5,998
Commerical Real Estate-Non Owner Occupied	586	-	(14)	-	-	-	572
Commercial and Industrial	3,858	624	(153)	-	(415)	-	3,914
Consumer	122	-	(102)	-	(1)	-	19

	$30,737	$4,336	$(928)	$(667)	$(1,377)	$(1,330)	$30,771

Individually impaired loans were as follows as of the periods noted:

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
March 31, 2011	(dollars in thousands)
With no Related Allowance Recorded
Real Estate:
Construction and Land Development	$15,911	$11,376	$-	$11,549	$-
1-4 Family Residential	1,409	1,350	-	1,367	-
Multifamily Residential	-	-	-	-	-
Commercial Real Estate and Other	5,840	5,090	-	4,874	-
Commercial and Industrial	2,959	1,310	-	1,888	7
Consumer	-	360	-	230	-
With an Allowance Recorded				-
Real Estate:				-
Construction and Land Development	3,886	3,782	2,599	3,799	-
1-4 Family Residential	-	-	-	-	-
Multifamily Residential	-	-	-	-	-
Commercial Real Estate and Other	-	-	-	228	-
Commercial and Industrial	-	-	-	205	-
Consumer	-	-	-	-	-
	$30,005	$23,268	$2,599	$24,140	$7

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
December 31, 2010
With no Related Allowance Recorded
Real Estate:
Construction and Land Development	$13,930	$11,721	$-	$11,540	$45
1-4 Family Residential	2,269	1,383	-	2,795	-
Multifamily Residential	-	-	-	-	-
Commercial Real Estate and Other	4,704	4,657	-	4,753	-
Commercial and Industrial	3,361	2,465	-	4,041	20
Consumer	100	100	-	25	-
With an Allowance Recorded
Real Estate:
Construction and Land Development	3,816	3,816	2,585	2,897	-
1-4 Family Residential	-	-	-	-	-
Multifamily Residential	-	-	-	-	-
Commercial Real Estate and Other	455	455	228	228	-
Commercial and Industrial	409	409	23	216	-
Consumer	-	-	-	-	-
	$29,044	$25,006	$2,836	$26,495	$65

The Company typically moves to charge-off loan balances when, based on various evidence, it believes those balances are no longer collectable.  Such evidence may include updated information related to a borrower’s financial condition or updated information related to collateral securing such loans.  Such loans are monitored internally on a regular basis by the Chief Credit Officer or designee, who is responsible for obtaining updated periodic appraisal information for collateral securing problem loans.  If a loan’s credit quality deteriorates to the point that collection of principal through traditional means is believed by Management to be doubtful, and the value of collateral securing the obligation is sufficient, the Company generally takes steps to protect and liquidate the collateral.  Any loss resulting from the difference between the Company’s recorded investment in the loan and the fair market value of the collateral obtained through repossession is recognized by a charge to the allowance for loan losses.

The following table sets forth the amount of partial charge offs in nonperforming loans during the first three months of 2011:

	Nonperforming Loans	Nonperforming Loans with Partial Charge Offs Recorded	Partial Charge Offs Recorded
March 31, 2011
Real Estate:
Construction and Land Development	15,158	1,311	216
1-4 Family Residential	1,350	-	-
Multifamily Residential	-	-	-
Commercial real Estate and Other	5,090	2,416	209
Commercial and Industrial	1,212	-	-
Consumer and Other	-	-	-
	$22,810	$3,727	$425

Nonperforming loans with partial charge
offs as % of total nonperforming loans	16.3%

Partial charge offs as % nonperforming
loans with with partial charge offs	11.4%

Net partial charge offs as % of ALLL	4.1%

Past due and nonaccrual loans were as follows for the periods noted:

	Still Accruing
	30-89 Days Past Due	Over 90 Days Past Due	Non-Accrual
March 31, 2011		(dollars in thousands)
Real Estate:
Construction and Land Development	$-	$-	15,158
1-4 Family Residential	-	-	1,350
Multifamily Residential	-	-	-
Commercial real Estate and Other	-	-	5,090
Commercial and Industrial	168	-	1,212
Consumer and Other	-	-	-
	$168	$-	$22,810

	Still Accruing
	30-89 Days Past Due	Over 90 Days Past Due	Non-Accrual
December 31, 2010
Real Estate:
Construction and Land Development	$606	$-	14,912
1-4 Family Residential	-	-	1,383
Multifamily Residential	-	-	-
Commercial real Estate and Other	-	-	5,113
Commercial and Industrial	-	-	2,437
Consumer and Other	-	-	100
	$606	$-	$23,945

At March 31, 2011, the Bank has allocated $2.6 million of specific reserve to one customer whose loan term had been modified in a troubled debt restructuring. This compares to $2.8 million as of December 31, 2010 that included one additional customer whose loan was subsequently charged off in Q1, 2011. The Bank has not committed to lend additional amounts as of March 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

Note 4 Commitments and Contingencies:

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of March 31, 2011 and 2010 amounts to approximately $25.8 million and $42.9 million respectively, of which approximately $1.6 million and $1.5 million are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

Because of the nature of its activities, the Company and Bank are from time to time subject to pending and threatened legal actions, which arise out of the normal course of their business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 5 Earnings Per Share:

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Three Months Ending
	31-Mar-11		31-Mar-10
			Restated
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
	(dollars in thousands except earnings per share)
Net Income (Loss)	$(349)		$(9,088)
Less Dividends and Accretion on Preferred Stock	(60)		(60)
Average Shares Outstanding		2,003,131		2,001,961
Used in Basic EPS	(409)	2,003,131	(9,148)	2,001,961
Dilutive Effect of Outstanding
Stock Options		-		-
Used in Diluted EPS	$(409)	2,003,131	$(9,148)	2,001,961

Basic	$(0.20)		$(4.57)

Diluted	$(0.20)		$(4.57)

Common stock equivalents for the three months ending March 31, 2011 have been excluded from the calculation of diluted earnings (loss) per share since their effect was anti-dilutive.

Note 6 Stock Based Compensation:

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

Note 7 Fair Value Measurement:

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

•
Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 –Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at March 31, 2011 and December 31, 2010.

	Fair Value Measurements as of March 31, 2011 using
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$-	$31,089	$-	$31,089

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired
Loans, Net of Specific Reserves	$-	$-	$18,437	$18,437
Other Real Estate Owned	$-	$-	$3,042	$3,042

	Fair Value Measurements as of December 31, 2010 using
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$-	$32,542	$-	$32,542

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired
Loans, Net of Specific Reserves	$-	$-	$17,761	$17,761
Other Real Estate Owned	$-	$-	$2,123	$2,123

Collateral-dependent impaired loans had a net carrying value of $18.4 million and $17.8 million at March 31, 2011 and December 31, 2010, respectively. There was no specific reserve associated with these loans in either period. During the quarterly review of fair value, at March 31, 2011, partial charge offs of $425 thousand were processed.

Other real estate owned had a net carrying amount of $3.0 million and $2.1 million at March 31, 2011 and December 31, 2010, respectively. During the quarterly review of fair value, at March 31, 2011, one single family residential property was written down by $54 thousand.

Charge offs on collateral dependent loans and OREO are the result of periodic but no less than quarterly evaluation of fair value.

Note 8 Investment Securities:

The amortized cost, carrying value and estimated fair values of investment securities available for sale as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
	(dollars in thousands)
Securities Available for Sale:
U.S. government and
agency securities	$6,023	$25	$(37)	$6,011
States and political
subdivisions	1,817	7	(23)	1,801
SBA Cert of Participation	7,599	-	(201)	7,398
Mortgage-backed securities	16,020	93	(234)	15,879
	$31,459	$125	$(495)	$31,089

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
Securities Available for Sale:
U.S. government and
agency securities	$10,212	$28	$(198)	$10,042
States and political
subdivisions	1,818	9	(28)	1,799
SBA Cert of Participation	7,793	-	(177)	7,616
Mortgage-backed securities	13,062	103	(80)	13,085
	$32,885	$140	$(483)	$32,542

The carrying value of investment securities pledged to secure public funds, borrowings and for other purposes as required or permitted by law amounts to approximately $28.8 million at March 31, 2011 and $29.6 million at December 31, 2010.  During 2010 the Company had proceeds from the sale of approximately $19.8 million securities and gross gains of $588 thousand.  The Company did not sell any securities in the first three months of 2011.

The amortized cost and estimated fair value of debt securities at March 31, 2011, by contractual maturity, are shown below.  Mortgage-backed securities are classified in accordance with their estimated lives. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized	Estimated
(dollars in thousands)	cost	fair value
Securities available for sale:
Due in one year or less	$1,005	$1,018
Due after one year through five years	5,729	5,719
Due after five years through ten years	1,035	1,026
Due after ten years	23,690	23,326
	$31,459	$31,089

The gross unrealized loss and related estimated fair value of investment securities that have been in a continuous loss position for less than twelve months and over twelve months at March 31, 2011, and December 31, 2010 are as follows:

	Less than twelve months		Over twelve months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	loss	fair value	loss	fair value	loss	fair value
	(dollars in thousands)
March 31, 2011:
U.S. government and agency securities	$(37)	$3,972	$-	$-	$(37)	$3,972
States and political subdivisions	(23)	962	-	-	(23)	962
SBA Certificates of participation	(201)	7,398	-	-	(201)	7,398
Mortgage-backed
securities	(234)	10,708	-	-	(234)	10,708
	$(495)	$23,040	$-	$-	$(495)	$23,040

	Less than twelve months		Over twelve months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	loss	fair value	loss	fair value	loss	fair value
December 31, 2010:
U.S. government and agency securities	$(198)	$7,999	$-	$-	$(198)	$7,999
States and political subdivisions	(28)	1,020	-	-	(28)	1,020
SBA Certificates of participation	(177)	7,616	-	-	(177)	7,616
Mortgage-backed securities	(80)	6,863	-	-	(80)	6,863
	$(483)	$23,498	$-	$-	$(483)	$23,498

Unrealized losses on securities have not been recognized into income because the issuer bonds are of high credit quality (rated AAA), management does not intend to sell and it is not likely that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the bonds approach maturity.

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

The estimated fair value of financial instruments at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011		December 31, 2010
	Carrying	Market	Carrying	Market
	value	value	value	value
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$26,042	$26,042	$20,419	$20,419
Investment securities	31,089	31,089	32,542	32,542
Loans receivable, net	168,744	167,634	176,750	175,112
Cash surrender value of life insurance	4,603	4,603	4,566	4,566
Federal Reserve Bank and FHLB stock	1,531	1,531	1,531	1,531
Accrued interest and other assets	669	669	798	798

Financial Liabilities:
Time deposits	$75,819	$76,373	$82,580	$83,242
Other deposits	154,892	154,892	151,287	151,287
Long-term debt	5,155	5,155	5,155	5,155
Accrued interest payable	54	54	55	55

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

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2011.  This analysis should be read in conjunction with the Company’s 2010 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: our ability to comply with the enforcement actions to which we are subject, general economic and business conditions in those areas in which the Company operates, the ongoing financial crisis and recent recession  in the United States, California and foreign financial markets, the recovery, and bank regulatory and government response thereto, the increase in nonperforming loans and the decrease in real estate values collateralizing many of the Bank’s loans,  demographic changes, competition, fluctuations in interest rates, changes in business strategy or developmental plans, changes in governmental regulations, credit quality, the availability of capital to satisfy the requirements of the Bank’s consent order issued by the California Department of Financial Institutions, increased FDIC assessment, and other factors discussed in Item 1A. , Risk Factors of the company’s 2010 Annual Report as filed on Form 10-K.   When relying on forward-looking statements to make decisions with respect to our company, investors and others are cautioned to consider these and other risks and uncertainties.  The company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

Executive Overview

For the three months ended March 31, 2011 and 2010, the Company recorded a net loss of approximately $349 thousand and $9.1 million, respectively. The net loss applicable to common shareholders was $409 thousand or $0.20 per diluted common share and $9.1 million or $4.57 per diluted common share for the quarter ended March 31, 2011 and the same period in 2010, respectively. Loss applicable to common shareholders is calculated by adding dividends accrued and discount accreted on preferred stock to the net losses. On a year over year basis, the net loss decreased by approximately $8.7 million primarily due to the $8.4 million decrease in the provision the Bank made to the allowance for loan losses and the absence in 2011 of a valuation allowance for deferred tax assets. During the first three months of 2010, the Bank processed a significant provision for loan losses resulting from, among other things, the recognition of increases in non-performing loans due in part to continued weaknesses in local, state and economic conditions.

On a linked quarter basis, the Company’s net loss totaled $409 thousand and $1.2 million for March 31, 2011 and December 31, 2010, respectively. This reduction in net loss on a linked quarter basis is primarily attributable to $1.4 million less in the provision for loan losses. Despite the decrease in the provision for loan losses, the allowance for loan losses as a percentage of gross loans was similar at 5.82% and 5.84% for the periods ending March 31, 2011 and December 31, 2010, respectively.

We continue to experience a challenging credit environment and continued economic weakness. Efforts initiated in 2010 to reinforce the oversight of the loan portfolio, specifically with respect to problem assets, along with expanded independent third party loan review have resulted in applying a more stable methodology in regard to problem asset resolution. There has been meaningful progress made over the past nine months in identifying and working through specific credit problems and our volume of nonperforming assets decreased from the prior quarter end. In addition, we have posted recoveries of approximately $475 thousand in the first quarter of 2011 for loans charged off in 2010.

The following provides an overview of asset quality at March 31, 2011:

•
At March 31, 2011 non-performing assets totaled approximately $25.9 million compared to $26.1 million at December 31, 2010. This represents a decrease of $216 thousand or .83%. The ratio of non-performing assets to total assets was 10.5% at March 31, 2011 compared to 10.4% at December 31, 2010.

•
Non-performing loans totaled approximately $22.8 million at March 31, 2011 compared to $23.9 million at December 31, 2010, representing a decrease of approximately $1.1 million or 4.7%.  Non-performing loans represented 12.7% of total gross loans at March 31, 2011 compared to the same percentage of 12.7% at December 31, 2010. At March 31, 2011 non-performing loans as a percent of allowance for loan losses was 217.9% compared to 217.7% at December 31, 2010.

•
The allowance for loan losses was approximately $10.5 million at March 31, 2011 compared to $11.0 million at December 31, 2010. This represents a decrease of approximately $.5 million. The allowance for loan losses as a percentage of gross loans was 5.82% and 5.84% at March 31, 2011 and December 31, 2010, respectively.

•
Net charge-offs for the three months ended March 31, 2011 totaled $902 thousand compared to $908 thousand in the same period of 2010. Net charge-offs to average loans was .49% and .45% for the three months ended March 31, 2011 and 2010, respectively.

•	Other real estate owned totaled approximately $3.0 million at March 31, 2011 compared to $2.1 million at December 31, 2010.

For additional information regarding asset quality, Other real estate owned, the allowance for loan losses and provisions for loan losses, please see “Other Real Estate Owned”, “Non-Performing Assets,” and “Allowance for Loan Losses” of Management’s Discussion and Analysis filed on this Form 10-Q.

The following provides a summary of operating results for the three months ended March 31, 2011:

•
Interest income for the three months ended March 31, 2011 was approximately $2.7 million, which represents a decline of approximately $646 thousand or 19.4% from the same period in 2010. On a year over year basis, average loans decreased by $18.0 million while interest earning deposits with other institutions increased by a similar amount. The change from the higher yielding loan portfolio to overnight liquidity has had a negative 92 basis point impact to the yield on earning assets.

•
Interest expense for the three months ended March 31, 2011 was approximately $359 thousand, which represents a decline of approximately $305 thousand or 45.9% from the same period in 2010. On a year over year basis, average interest bearing liabilities decreased by $8.1 million with average time deposits decreasing by $11.7 million. The Company made concerted efforts in the final quarter of 2010 to lower the cost of interest bearing deposits with the full effect of those changes having a positive impact to the first three months of 2011.

•
As a result of the items mentioned above, net interest income for the three months ended March 31, 2011 was approximately $2.3 million compared to $2.7 million for the same period in 2010. This represents a decrease of approximately $341 thousand or 12.8%.  For the three months ended March  31, 2011 the Company’s net interest margin was 4.03% compared to the 4.41% reported for the same period in 2010, representing a decline of 38 basis points.

•
For the three months ended March 31, 2011, non-interest income totaled approximately $158 thousand, compared to $213 thousand for the same period in 2010. The variance of $55 thousand includes a loss on sale of OREO in the amount of $39 thousand and reduced NSF fees.

•
Non-interest expense for the three months ended March 31, 2011 and the same period in 2010, was approximately $2.4 million. Salaries and employee benefits decreased by $131 thousand while professional services and regulatory fees increased by $111 thousand each on a year over year basis. Professional services were higher due to asset quality issues and regulatory fees were higher as the result of the Bank’s financial condition.

The following provides a summary of changes in the balance sheet for the three months ended March 31, 2011:

•	Total assets at March 31, 2011 were $246.3 million, approximately $3.5 million or 1.4% less than that reported at December 31, 2010.

•
Fed Funds sold and interest bearing due from balances totaled $20.3 million at March 31, 2011, approximately $4.8 million or 31.0% higher than that reported at December 31, 2010.  A decrease in total loans along with the Bank’s plan to increase liquidity in response to our Written Agreement with the FRBSF accounts for the high balances in this category.

•
Available for sale investment securities totaled approximately $31.1 million at March 31, 2011, approximately $1.5 million or 4.5% less than that reported at December 31, 2010.  As mentioned, the Bank’s current plan is to retain excess liquidity in the overnight interest bearing due from balances until such time that there is trending evidence of no reputation risk as the result of regulatory action. The Bank has not experienced any such reputation risk to date.

•
Gross loans totaled approximately $179.8 million at March 31, 2011, representing a decrease of approximately $8.6 million or 4.8% from that reported at December 31, 2010.  In addition to loan demand being soft throughout the year, the Bank was also restricted by regulatory CRE levels as the result of the significant losses experienced during the year.

•
Total deposits were approximately $230.7 million at March 31, 2011, representing $3.2 million or 1.3% less than that reported at December 31, 2010.  Time certificates of deposits decreased by $6.8 million or 8.2% due to the reshaping of the balance sheet in the absence of loan demand. Core deposits (defined as total deposits less time certificates of deposit of $100,000 or more) represented 79.7% and 78.1% at March 31, 2011 and December 31, 2010, respectively.

•
Shareholders’ equity totaled approximately $7.1 million at March 31, 2011, representing a decrease of approximately $396 thousand or 5.3% from that reported at December 31, 2010.  The primary factor for the decrease is the net loss of $409 thousand reported for the three months ended March 31, 2011.

Regulatory and Enforcement Proceedings

On December 23, 2010, the Company, the Bank and the Federal Reserve Bank of San Francisco (“FRBSF”) entered into a Written Agreement (the “Written Agreement”), effective December 23, 2010, addressing, among other items, management, operations, lending, asset quality and increased capital for the Company and the Bank, as appropriate.

The Written Agreement was the result of a recent examination of the Bank and the Company by the FRBSF that resulted in certain criticisms of the Bank, particularly related to the overall quality of the Bank’s loan portfolio.

The following lists action items within the Written Agreement and updates to those items:

•	The Company serve as a source of strength for the Bank;
o	Plan Submitted to FRBSF by Bank January 28, 2011
•	The board of directors of the Bank submit a plan to strengthen board oversight of the management and operations of the Bank;
o	Submitted to FRBSF by Bank February 18, 2011
•	The Bank submit to the FRBSF a plan to strengthen credit risk management practices;
o	Submitted to FRBSF by Bank February 18, 2011 with revisions to plan submitted April 29, 2011
•	The Bank submit to the FRBSF revised written lending and credit administration policies and procedures;
o	Submitted to FRBSF by Bank March 23, 2011
•
The Bank submit to the FRBSF a written program for the effective, ongoing third party review of the Bank’s loan portfolio, and that the board of directors take appropriate steps to ensure that the findings of such reviews are addressed by management;

o	Submitted to FRBSF by Bank March 23, 2011
▪
In addition, the Bank engaged an independent third party to conduct asset quality reviews on a bi-annual basis. The first engagement in October 2010 included the review of over 73% of the entire loan portfolio with the second visitation in March 2011 that extended the coverage of loans to approximately 92% review overall.

•	The Bank maintain a fully funded Allowance for Loans and Lease Losses (“ALLL”)
o	Submitted to FRBSF by Bank in Quarterly Progress Reporting on January 28, 2011 and April 29, 2011
▪
Since September 2010, the Bank in consultation with its regulators and third party vendors has been making revisions to the ALLL methodology. Based on  the Bank’s historical loss migration analysis, the qualitative adjustments made to reflect weakness perceived in the economy, FAS 114 impairments and other available and known information, the Bank believes that the present levels of reserves approximates the appropriate level of loan loss reserves.  While there have been changes to the methodology, overall the levels of reserves as a percent of gross loans was 4.95%, 5.84% and 5.82% at September 30, 2010, December 31, 2010 and March 312, 2011, respectively.

•
The Company and the Bank submit to the FRBSF an acceptable joint written plan to maintain sufficient capital at the Bank, and notify the FRBSF following any calendar quarter in which the Bank’s capital ratios fall below minimums set forth in such plan, including in such notice steps the Bank or Company intend to take to increase capital ratios;

o	Submitted to FRBSF by Bank January 28, 2011 with revisions to Plan submitted April 29, 2011.
•	The Bank submit to the FRBSF an acceptable written contingency funding plan;
o	Submitted to FRBSF by Bank January 28, 2011 with revisions to Plan submitted April 29, 2011.
•	The Bank submit to the FRBSF a written business plan for 2011 to improve the Bank’s earnings and overall condition;
o	Submitted to FRBSF by Bank March 23, 2011
•	The Bank seek regulatory approval for all dividend and other payments to stockholders
o	The Bank had no event requiring approval.
•
The Company and its nonbank subsidiary not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRBSF and the Director;

o	The Bank had no event requiring approval.
•	The Bank immediately take all necessary steps to correct all violations of laws and regulations cited in the Report of Examination;
o	Completed December 2010
•	The Company and the Bank submit any new officer or director, or change in any existing officer’s or director’s duties, to the FRBSF for prior approval or non-objection;
o	The Bank had no event requiring approval.
•	The Company and the Bank seek prior approval or non-objection from the FRBSF before making any indemnification or severance payment to an officer or director;
o	The Bank had no event requiring approval.
•	The Company and the Bank submit to the FRBSF joint quarterly written progress reports on efforts to comply with the Written Agreement;
o	Submitted to FRBSF by Bank January 28, 2011 and April 29, 2011

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

As disclosed in the Company’s 10-K filed with the SEC on March 3, 2011, the Department of Financial Institutions (DFI) completed an examination of the Bank in the fourth quarter of 2010 and based upon the results of the examination, the Bank was expecting a formal enforcement action. On May 3, 2011, the Bank agreed to a Consent Order (the “Order”) with the DFI effective May 3, 2011.  Among other things, the Order requires that the board of directors of the Bank develop, adopt and submit a plan to correct the Bank’s condition which could include objectives of either increasing the tangible shareholder’s equity or finding a strategic partner acceptable to the Commissioner of the DFI (the “Commissioner”).  The Order further requires that within 90 days the Bank increase its shareholders’ equity by $12 million and thereafter, maintain its shareholder’s equity in an amount not less than 9% of the Bank’s total assets.

Many of the requirements of the Order reflect recommendations or requirements that the Bank has been working on for some time.  The Company engaged an investment banking firm, D.A. Davidson,in November 2010 to explore potential capital initiatives. The Company also filed an S-1 Registration Statement for a contemplated Rights Offering on March 31, 2011. The Bank will continue its efforts to comply with all provisions of the Order.  While the Bank is moving diligently to comply with the Order, there can be no assurance that full compliance will be achieved.  As a result, the Bank could become subject to further regulatory restrictions or penalties.

Our capital has been significantly reduced as a result of the losses in 2009, 2010 and 2011. We must now recapitalize the Company and the Bank. If we do not achieve the goal imposed by the Order, it will have a material adverse effect on the Company and the Bank and our ability to continue as a going concern. Failing to adequately recapitalize the Company or satisfy our regulatory capital requirements could lead to, among other things, additional regulatory enforcement actions including the imposition of civil monetary penalties against the Company, the Bank or both, the termination of insurance of the Bank’s deposits by the FDIC or the closing of the Bank with the imposition of a conservator or receiver.

The Company previously held in escrow approximately $1.2 million through efforts in a recent private placement (the “Private Placement”).  While this amount of capital would be a material addition to the Company’s capital levels, this amount of capital will not adequately recapitalize the Bank, bring the Bank into compliance with the capital ratio requirement set by the DFI, nor will it be sufficient for purposes of satisfying the Written Agreement.  Because of this shortfall in the Private Placement and in anticipation of the investors ability to participate in the contemplated rights offering, effective May 3, 2011, the Company elected to return the funds to the investors

Economic Conditions

The economy in the Company’s service area is based primarily on agriculture, tourism, light industry, and retail trade. Services supporting these industries have also developed in the areas of medical, financial and educational services.  The population of San Luis Obispo County and the City of Santa Maria (in Northern Santa Barbara County) totaled approximately 267,000 and 85,000, respectively, according to the most recent economic data provided by the U.S. Census Bureau.  The moderate climate allows a year round growing season in the local economy’s agricultural sector.  Vineyards and ranches also contribute largely to the local economy.  The Central Coast’s leading agricultural industry is the production of wine grapes and wine. Vineyards in production have grown significantly over the last decade.  Access to numerous recreational activities and destinations including lakes, mountains and beaches provide for a relatively stable tourist industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley. The economy in the Company’s primary markets of San Luis Obispo and Santa Barbara counties has not been immune to the current downturn in national and state economic conditions.  Weakened economic conditions have resulted in, among other things, increased unemployment, increased vacancy rates, and lower occupancy rates in the hospitality industry within the Company’s primary markets.

The Company believes that the local economies, in which it operates, Atascadero, Paso Robles, Arroyo Grande, and Santa Maria continue to decline slightly as the unemployment numbers remain static, businesses cash flows continue to decline and the real estate market shows little signs of improvement.

Recent indications show the unemployment rate in San Luis Obispo County decreased 1 basis point or 1% from 10.00% as of December 31, 2010 to 9.9% as of March 31, 2011.  Both San Luis Obispo and Santa Barbara Counties have unemployment rates well below the State average unemployment rate of 12.0%.

Despite record low interest rates and a temporary slowdown in bank foreclosures it appears the housing market struggled in the fourth quarter of 2010 and will continue to struggle in 2011. Specifically, the fourth quarter of 2010 saw a strong decline in first-time home buyers due to the elimination of the first-time homebuyer tax credit and an increase in repeat buyers who are purchasing second homes and investment properties.  Another notable trend is the duration of time that homes are staying on the market.  Eighty-nine percent of the agents in San Luis Obispo County reported that properties are sitting on the market for 60 or more days.  More that 20% of the agents indicate that homes in the county are staying on the market in excess 120 days.

Michael Bearden, President and CEO of Househunt, Inc. stated that his research indicates that 2011 will be another tough year.  Mr. Bearden stated that “Overall, more foreclosures, declining home prices, and more difficult lending standards are causing home buyers to remain cautious about buying homes today

Management acknowledges that as economic conditions continue to wane on state and national levels and if the level of unemployment continues to rise, conditions within our primary market may continue to be negatively impacted.  Additional job losses and any prolonged decline in economic activity may further impact certain borrowers to whom the Bank has extended credit and whose loans have continued to perform.

Selected Financial Data

The table below provides selected financial data that highlights the Company’s performance results for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010:

	(dollars in thousands, except share data and ratios)
	Unaudited
				Variance		Variance
	For the three months ended,			March 2011 to Dec 2010		March 2011 to March 2010
	31-Mar-11	31-Dec-10	31-Mar-10	$	%
Summary of Operations:
Interest Income	$2,692	$2,986	$3,338	$(294)	-9.8%	$(646)	-19.4%
Interest Expense	359	441	664	(82)	-18.6%	(305)	-45.9%

Net Interest Income	2,333	2,545	2,674	(212)	-8.3%	(341)	-12.8%
Provision for Loan Loss	370	1,750	8,748	(1,380)	-78.9%	(8,378)	-95.8%
				-
Net Interest Income After Provision for Loan Losses	1,963	795	(6,074)	1,168	146.9%	8,037	-132.3%
Noninterest Income	158	697	213	(539)	-77.3%	(55)	-25.8%
Noninterest Expense	2,470	2,686	2,420	(216)	-8.0%	50	2.1%

Income Before Income Taxes	(349)	(1,194)	(8,281)	845	-70.8%	7,932	-95.8%
Income Tax Expense	-	-	807	-	0.0%	(807)	-100.0%

Net Income (loss)	$(349)	$(1,194)	$(9,088)	$845	-70.8%	$8,739	-96.2%

Dividends and Accretion on Preferred Stock	$60	$60	$60	$-	0.0%	$-	0.0%

Net earnings (losses) Applicable to Common Shareholders	$(409)	$(1,254)	$(9,148)	$845	-67.4%	$8,739	-95.5%

Cash Dividends Paid	$-	$-	$-	$-	0.0%	$-	0.0%

Per Common Share Data:
Net Income - Basic	$(0.20)	$(0.63)	$(4.57)	$0.43	-68.3%	$4.37	-95.6%
Net Income - Diluted	$(0.20)	$(0.63)	$(4.57)	$0.43	-68.3%	$4.37	-95.6%
Dividends	$-	$-	$-	$-	0.0%	$-	0.0%
Tangible Book Value	$1.57	$1.77	$4.92	$(0.20)	-11.2%	$(3.35)	-68.0%

Common Outstanding Shares:	2,003,131	2,003,131	2,003,131	$-	0.0%	$-	0.0%

Statement of Financial Condition Summary:
Total Assets	$246,274	$249,801	$267,243	$(3,527)	-1.4%	$(20,969)	-7.8%
Total Deposits	230,711	233,867	245,290	(3,156)	-1.3%	$(14,579)	-5.9%
Total Net Loans	168,744	176,750	191,551	(8,006)	-4.5%	$(22,807)	-11.9%
Allowance for Loan Losses	10,467	10,999	11,226	(532)	-4.8%	$(759)	-6.8%
Total Shareholders' Equity	7,149	7,545	13,853	(396)	-5.2%	$(6,704)	-48.4%

Asset Quality:
Loan on Non-Accrual	$22,810	$23,945	$20,245	$(1,135)	-4.7%	$2,565	12.7%
Loans Past Due >90 days and still accruing	$-	$-	$-	$-	0.0%	$-	0.0%
OREO	$3,042	$2,123	$1,122	$919	43.3%	$1,920	171.1%
Loans Past Due 30-89 days	$168	$606	$519	$(438)	-72.3%	$(351)	-67.6%

Selected Ratios:
Return on Average Assets	-5.47%	-14.00%	-18.05%
Return on Average Equity	-0.16%	-0.47%	-325.96%
Net Interest Margin	4.03%	4.04%	4.41%
Average Loans as a Percentage of Average Deposits	78.76%	78.77%	84.58%
Allowance for Loan Losses to Total Loans	5.82%	5.84%	5.52%
Bank
Tier I Capital to Average Assets	4.94%	4.75%	6.52%
Tier I Capital to Risk-Weighted Assets	7.00%	6.85%	8.36%
Total Capital to Risk-Weighted Assets	8.31%	8.16%	9.71%

RESULTS OF OPERATIONS

Net Income

Our net loss of $409 thousand for the three months ended March 31, 2011 reflects a significant improvement over the $9.1 million loss reported for the three months ended March 31, 2010. On a year over year basis, the net loss decreased by approximately $8.7 million primarily due to the $8.4 million decrease in the provision the Bank made to the allowance for loan losses, the absence in 2011 of a valuation allowance for deferred tax assets and a reduction in interest expense. During the first three months of 2010, the Bank processed a significant provision for loan losses resulting from, among other things, the recognition of increases in non-performing loans due in part to continued weaknesses in local, state and economic conditions.

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

Net interest income for the three months ended March 31, 2011 totaled $2.7 million compared to $3.3 million for the same period in 2010. This represents a year over year decrease of 19.4%. Total interest income at March 31, 2011 decreased $646 thousand and interest expense decreased $305 thousand compared to the same period in 2010.  The decrease in interest income was primarily due to a 63 basis point decrease in the yield on average loans and to the decrease of 48 basis points in the yield on investment securities. On a year over year basis, the volume of average loans decreased by nearly $18 million while the amount of loans on non-accrual remained about the same at $22.8 million and $20.2 million at March 31, 2011 and 2010, respectively. The foregone interest on this level of loans for the first three months of 2011 and 2010 totaled approximately $300 thousand for each period. The impact of the large amount of non-accrual loans in 2011 and 2010 to the net interest margin represents a negative impact of 52 basis points and 49 basis points, respectively.

On a year over year basis, the net interest margin decreased 38 basis points from 4.41% at March 31, 2010 to 4.03% at March 31, 2011.  The primary reason for this decrease was the decline in the yield on average earning assets noted in the paragraph above that was offset to some degree by the decrease in total interest bearing liabilities. Further, lower interest rates on new investments that were purchased to replace previous investments that were either sold, matured or called, decreased the average investment yield 48 basis points from 3.23% at March 31, 2010 to 2.75% for the same period in 2011.

Total interest income and fees produced a 4.65% yield on average earning assets for the three months ended March 31, 2011 compared to 5.50% for the same period in 2010.  The average loan to average deposit ratio for the three months ended March 31, 2011 and 2010 was 78.8% and 84.6%, respectively. The lower ratio for 2011 has a negative impact on the yield for earning assets in that excess funds are deployed in lower yielding assets typically represented by higher average balances in overnight investments. As mentioned in the “Executive Overview” of this document, the Bank has consciously maintained significant balances in overnight investments to provide for immediate liquidity in the face of any reputation risk as the result of regulatory actions.

At March 31, 2011, total interest expense decreased $305 thousand or 45.9% from $664 thousand at the same period for 2010. The decrease in total interest expense on a year over year basis was driven by Management’s initiatives in the latter part of 2010 to reduce deposit rates to market levels. The soft loan demand and decreasing loan portfolio allowed management to aggressively re-price with the anticipation of some decrease in higher cost deposits. On a year over year basis, average deposits decreased $7.1 million or 4%, however, time deposits decreased $11.7 million. This would be reflective of management’s re-pricing actions that began in September 2010 and have continued through March 2011. Year over year, the rate paid on interest-bearing liabilities decreased 65 basis points.

The following table presents for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities:

	For the three months ending March 31,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$184,414	$2,468	5.43%	$202,387	$3,023	6.06%
Investment securities	31,654	215	2.75%	39,437	314	3.23%
Federal funds sold	-	-	0.00%	4,223	1	0.10%
Interest-earning deposits with
other institutions	18,969	9	0.19%	-	-	-
Total average interest-earning assets	235,037	2,692	4.65%	246,047	3,338	5.50%
Other assets	25,988			28,035
Less allowance for loan losses	(10,993)			(3,481)
Total average assets	$250,032			$270,601

Liabilities and Shareholders' Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,610	$3	0.09%	$14,097	$11	0.32%
Money Market	44,308	64	0.59%	40,340	163	1.64%
Savings	28,399	11	0.16%	27,277	17	0.25%
Time certificates of deposit	80,084	257	1.30%	91,768	439	1.94%
Total average interest-bearing deposits	166,401	335	0.82%	173,482	630	1.47%

Short-term borrowings	-	-	0.00%	67	-	0.00%
Long-term borrowings	5,155	24	1.89%	6,140	34	2.25%
Total interest-bearing liabilities	171,556	359	0.85%	179,689	664	1.50%

Demand deposits	67,758			65,797
Other liabilities	3,237			2,094
Shareholders' equity	7,481			23,021
Total average liabilities and
shareholders' equity	$250,032			$270,601
Net interest income		$2,333			$2,674
Net interest margin			4.03%			4.41%

The table below indicates an increase in the fed fund/Excess Balance Account at the FRB portfolio from 1.7% of average earning assets at March 31, 2010 to 8.1% at of March 31, 2011. Excess liquidity is being held purposefully in the over night investment vehicle to allow for immediate access to funds in the event of a liquidity crisis that could exist as the result of regulatory actions and/or the overall financial condition of the Company. The table also indicates a decrease in the loan portfolio from 82.3% of average earning assets at March 31, 2010 to 78.5% at March 31, 2011.

Further, the table notes a decrease in the investment portfolio from 16.0% to 13.4% when comparing March 31, 2010 to March 31, 2011.

(dollars in thousands)		Percent of		Percent of
	March	Earning	March	Earning
	2011	Assets	2010	Assets
Federal Funds Sold/EBA	18,969	8.07%	4,223	1.72%
Loans	$184,414	78.46%	$202,387	82.26%
Investments	31,654	13.47%	39,437	16.02%
Total Average Earning Assets	$235,037	100.00%	$246,047	100.00%

As a percent of total deposits at March 31, 2011, the table below shows that noninterest bearing demand, Money Market and Savings accounts increased over that reported for the same period in 2010. There was a slight decrease for NOW accounts however, Time Deposits percentage of total deposits at March 31, 2011 decreased significantly from that shown for 2010.

	(dollars in thousands)
		Percent of		Percent of
	March	Total	March	Total
	2011	Deposits	2010	Deposits
Average noninterest bearing deposits	67,758	28.94%	65,797	27.50%
Average interest bearing demand-NOW	13,610	5.81%	14,097	5.89%
Average Money Marekt	44,308	18.92%	40,340	16.86%
Average Savings	28,399	12.13%	27,277	11.40%
Average Time Deposits	80,084	34.20%	91,768	38.35%
Total Deposits	$234,159	100.00%	$239,279	100.00%

Noninterest Income

Noninterest income for the three months ended March 31, 2011 was $158 thousand compared to $213 thousand for the same period in 2010.  That represents a decrease of $55 thousand or 25.8%, which is primarily due to the loss on sale of OREO in the approximate amount of $39 thousand in the first quarter of 2011. In addition, anecdotal information suggests that customers have become more watchful of cash flow and expenses such as NSF fees as the Bank has experienced a reduction in these fees on a year over year basis.

Noninterest Expenses

Salary and employee benefits for the three months ended March 31, 2011 and March 31, 2010 totaled approximately $1.2 and $1.4 million, respectively. As part of cost saving initiatives, late in the third quarter of 2010, the Bank implemented a freeze on merit increases for all staff. In addition, staff levels have been reduced through attrition with careful analysis conducted as positions become vacant. Further, during the first quarter of 2011, the Bank gained savings of approximately $5 thousand per month by negotiating a new group health package and restructuring the employee contribution to the cost.

Occupancy and equipment expense remain relatively static as there have been no significant changes to the facilities or purchases of equipment.

Professional services for the three months ended March 31, 2011 totaled $248 thousand, which reflects an increase of $111 thousand or 81% compared to $137 thousand over the same period in 2010. The increase in legal fees and other professional services in 2011 is directly attributable to capital raising initiatives including but not limited to the filing of an S-1 registration statement with the SEC during the first quarter of 2011.

The table below sets forth the line items for this category:

Professional Services
(dollars in thousands)

	For the three months ended,		Variance
	31-Mar-11	31-Mar-10	$	%
Legal	$108	$35	$73	209%
Audits	45	45	-	0%
Svc Chgs	19	24	(5)	-21%
Other	76	33	43	130%
	$248	$137	$111	81%

Data processing expense remained static on a year over year basis as no new initiatives relative to data processing were implemented throughout 2010 and into the first quarter of 2011.

Marketing related expense for the three months ended March 31, 2011 totaled $67 thousand which reflects a decrease of $14 thousand or 17% compared to $81 thousand in the same period in 2010.  The decrease is primarily due to initiatives to reduce advertising costs and promotional expense.

Regulatory assessment fees for the period ending March 31, 2010 totaled $222 thousand, which reflects an increase of $111 thousand or 100% compared to $111 thousand in the same period in 2010. The Bank’s FDIC premiums were increased during the last two quarters of 2010 as a result of the Written Agreement.

Director expense for the three months ended March 31, 2011 totaled $30 thousand, which reflects a decrease of $59 thousand over the same period in 2010. A credit adjustment of approximately $55 thousand was processed during the first quarter of 2011 as the result of an over accrual in one of the Bank’s compensation plans related to the Director’s split dollar agreement. Effective May 1, 2011, the Directors have elected to suspend all director fees and compensation plan accruals.

Other expense for the three months ended March 31, 2011 totaled $128 thousand which reflects an increase of $31 thousand over the same period in 2010. Cost related to asset quality issues and OREO expense account for approximately $48 thousand and $28 thousand of the increase, respectively.

Income Taxes

As a result of the increase in the Bank’s reported losses, in 2010 we increased the valuation allowance on deferred tax assets because the benefit of such assets is dependent on future taxable income.  The effect of the increase to the valuation allowance was retroactively restated to the quarter ended March 31, 2010. As the Company implements plans to return to profitability, future operating earnings, if any, would benefit from significant net operating loss carryforwards. The Company currently has a deferred tax asset of $273. The Company has a strong history of generating core book earnings such that, based on the available evidence, it is more likely than not that the Company will be able to utilize its deferred tax asset at March 31, 2011.

FINANCIAL CONDITION

Compared to December 31, 2010, total assets decreased $3.5 million or 1.4% to $246.3 million at March 31, 2011. The following discussion provides further analysis of the Company’s financial condition at March 31, 2011 compared to prior periods.

Loan Portfolio and the Allowance for Loan Losses

Concentration of Credit Risk

As of March 31, 2011, real estate served as the principal source of collateral with respect to approximately 81.2% of our loan portfolio, of which, 49.0% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 59.6% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

In the past, the Bank targeted experienced local builders that were active in residential construction for owner’s use, spec construction and small-scale residential construction projects. A continued decline in current economic conditions has had an effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Additionally, federal banking regulators recently issued final guidance regarding commercial real estate lending.  This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny.  Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to increased regulatory scrutiny.  We are subject to increased regulatory scrutiny because of our commercial real estate portfolio and, as a result, the Bank must develop or revise, adopt, and implement a plan to systematically reduce the amount of loans within this category as outlined in the Written Agreement issued to the Bank on December 23, 2010.

The following chart sets forth the balances and volume of loans in the various categories for Construction-Land-Development at March 31, 2011:

Construction/Land/Development
(dollars in thousands)

	Amount	%	# Loans
Spec SFR	$850	2.42%	5
Spec Comml	2,818	8.03%	1
OffSite Devel	3,523	10.03%	4
SFR	1,884	5.37%	3
Comml Owner	4,298	12.24%	1
Tax Exempt-Comml	3,489	9.94%	1
Land Comml	7,132	20.31%	12
Land SFR	4,243	12.08%	16
Land SFR Devel	3,093	8.81%	6
Land Mixed	3,782	10.77%	1

	$35,112	100.00%	50

Underwriting

Our commercial and industrial loans are generally made to established small to mid-size businesses to provide financing for their working capital needs or acquisition of fixed-assets. Management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. We target stable local businesses many of which have guarantors who can provide an additional source of repayment for our credit extensions.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or the business conducted on the property securing the loan. Underwriting for these loans must meet a minimum debt coverage ratio of 1.20:1.00, and we also require a conservative loan-to-value of 65% or less. Furthermore, substantially all of our loans are guaranteed by the owners of the properties. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, strong guarantors have historically carried the loans until a replacement tenant can be found. The owner’s substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects.

Construction loans are generally made to developers and builders to finance land acquisition as well as the subsequent construction. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record and obtaining independent appraisal reviews. The construction industry can be severely impacted by several major factors, including: 1) the inherent volatility of real estate markets; 2) vulnerability to weather delays, labor, or material shortages and price hikes; and, 3) generally thin margins and tight cash flow. Estimates of construction costs and value associated with the complete project may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Beginning in early 2010, due to the decline in capital levels and the subsequent non-compliance with commercial real estate regulatory guidelines, the Bank no longer originated this type of loan.

Consumer loans primarily consist of personal loans, credit cards, overdraft protection loans and loans for the purchase of automobiles. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis where appropriate. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk.

Total loans, net of the allowance for loan losses, decreased approximately $8.0 million to $168.7 million at March 31, 2011, compared to $176.7 million at December 31, 2010. The decrease is primarily attributable to the absence of any meaningful loan demand coupled with approximately $ 1.3 million in certain classified loans migrating to Other Real Estate Owned (OREO).

The following table sets forth balances in the loan portfolio for the periods noted:

	(dollars in thousands)		Variance
	31-Mar-11	31-Dec-10	$	%
Real estate - construction	$35,112	$38,143	$(3,031)	-7.9%
Real estate - other	110,848	114,332	(3,484)	-3.0%
Commercial	32,394	34,232	(1,838)	-5.4%
Consumer	1,453	1,663	(210)	-12.6%
Gross Loans	179,807	188,370	$(8,563)	-4.5%

Deferred loan fees	(596)	(621)	25	-4.0%
Allowance for loan losses	(10,467)	(10,999)	532	-4.8%
Net Loans	$168,744	$176,750	(8,006)	-4.5%

Due to our capital constraints the Bank is limited in its options to originate new loans, specifically those loan types included in the CRE ratio calculation. This has not had a material impact on our results of operations or financial condition due to the continuing poor economic conditions in our market place and soft loan demand in general.

The Bank made a $370 thousand provision to its allowance for loan losses during the first three months ended March 31, 2011.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  As of March 31, 2011, the ALLL was 5.82% of total loans, compared to 5.84% at December 31, 2010.

The Bank experienced net charge-offs of $902 thousand, $467 thousand, $2.7 million, $3.5 million and $908 thousand for the three months ended March 31, 2011, December 31, 2011, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.

Allowance for Loan Losses

The Bank made a $370 thousand addition to its ALLL during the three month period ending March 31, 2011 compared to $8.7 million for the same period in 2010. The significant provision in March 2010 was the result of identification of material asset quality deterioration in the overall portfolio during a regulatory examination. At March 31, 2011 and 2010, the ALLL as a percent of total gross loans was 5.82% and 5.52%, respectively.

An allowance for loan losses is established to provide for those loans that may not be repaid in their entirety for a variety of reasons.  The allowance is maintained at a level considered by Management to be adequate to provide for probable incurred losses.  The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries.  The provision for loan losses is based upon Management’s analysis of the adequacy of the allowance for loan losses as of the date of the balance sheet, which includes, among other things, an analysis of past loan loss experience and Management’s evaluation of the loan portfolio under current economic conditions.

The allowance for loan losses represents the Company’s best estimate of the allowance necessary to provide for probable incurred losses in the portfolio as of the balance sheet date.  In making this determination, the Company analyzes the ultimate collectability of loans in the portfolio by incorporating feedback provided by internal loan staff, Management’s findings from internal loan reviews, findings from an independent semi-annual loan review function, and information provided by examinations performed by regulatory agencies.  Further, the provision for probable incurred loan losses is based on management’s assessment of several qualitative factors: changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups; the level of classified and nonperforming loans and the results of regulatory examinations.  Consideration is also given to the possible effects of changes in lending policies and procedures; the experience and depth of lending management and staff; concentrations, and changes in underlying collateral values. At March 31, 2011, the qualitative factors accounted for approximately $2.4 million or 23% of the total ALLL. For the period ending March 31, 2010, previous management funded the ALLL based in great part on regulatory examination results and recommendations and the qualitative factors were not specifically identified. As noted in the Written Agreement, the ALLL methodology was not acceptable and significant changes have been made since the third quarter of 2010. On a linked quarter basis, at December 31, 2010, the qualitative factors accounted for approximately $2.8 million or 25% of the total ALLL. The change on a linked quarter basis is the result of improved conditions to the Bank’s loan policies and procedures in regard to underwriting, charge off and recovery practices along with the enhanced quality of loan review both internal and external. For loans not considered to be impaired, management uses historical loss experience coupled with the previously mentioned qualitative factors to determined estimated reserves.

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

The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan.

The following table shows the changes in the allowance for loan losses during the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands)
Allowance,beginning of period	$10,999	$3,386
Provision for loan loss	370	8,748
Recoveries on Loans Charges Off	475	52
Loans Charged Off	1,377	960
Allowance, End of Period	$10,467	$11,226

Ratios:
Net loan charge-offs (recoveries) to average loans	0.49%	0.45%

Allowance for loan losses to end of period loans	5.82%	5.52%

Net loan charge-offs (recoveries) to allowance for loan losses	8.62%	8.09%

Net loan charge-offs (recoveries) to provision charged to operating expense	243.78%	10.38%

Troubled Debt Restructurings

Under Generally Acceptable Accounting Principles (GAAP), a modification of a loan’s terms constitutes a troubled debt restructuring (TDR) if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. The concession could either stem from an agreement between the creditor and the debtor or be imposed by law or a court. However, not all modifications of loan terms automatically result in a TDR. For example, if the modified terms are consistent with market condition and representative of terms the borrower could obtain in the open market, the restructured loan is not categorized as a TDR. However, if a concession (e.g. below market interest rate, forgiving principal or previously accrued interest) is granted based on the borrower’s financial difficulty, the TDR designation is appropriate. In an effort to resolve difficult situations, the Bank has granted certain concessions to certain borrowers who are experiencing financial difficulty.  The Bank classifies these loans as TDRs. Given that these loans are considered impaired, the Bank downgrades such loans to a substandard risk grade and individually evaluates them to determine the extent to which they are impaired under the guidance provided by U.S. GAAP.  U.S. GAAP states that the amount of impairment should generally be measured based on the expected future cash flows on the restructured loan, discounted at the loans original effective interest rate or as a practical expedient the creditor may measure impairment based on an observable market price for the loan or the fair value of the collateral securing the loan if the loan is collateral dependent.

At March 31, 2011, the Bank had twenty-one loans to ten borrowers totaling $14.1 million which were considered Troubled Debt Restructurings (TDR’s) of which two loans to two borrowers in the aggregate amount of approximately $458 thousand within the Commercial and Industrial category continue to accrue interest. Approximately $7 thousand was paid for interest and included in income for these two loans during the first three months of 2011. The remainder of the total loans considered TDR at March 31, 2011 were on nonaccrual status whereby accrued interest of $270 thousand was not recognized in income.

At December 31, 2010, the Bank had twenty-five loans to fourteen borrowers totaling $16.0 million which were considered Troubled Debt Restructurings (TDR’s) of which three loans to three borrowers in the aggregate amount of approximately $1.1 million, $457 thousand within the Commercial and Industrial category and $624 thousand in land, continue to accrue interest. Approximately $65 thousand was paid for interest and included in income for these three loans during the year ended 2010. The remainder of the total loans considered TDR at December 31, 2010 were on nonaccrual status whereby accrued interest of $638 thousand was not recognized in income.

The loan categories with principal balances, interest paid and applied to income and interest earned but not recognized in income for the loans classified as TDR for the periods noted are as follows:

	For the three months ended March 31, 2011
	Principal Balance	Interest Paid on Accruing Loans	Interest Earned but not recognized in Income
	(dollars in thousands)
Residential Real Estate	$604	$-	$11
Offsite Development	2,195	-	35
Land	4,942	-	137
Residential Construction 1-4 SFR	851	-	7
Construction-Owner Use	4,299	-	62
Commercial and Industrial	1,151	7	18
Consumer, Other	18	-	-

	$14,060	$7	$270

	For the year ended December 31, 2010
	Principal Balance	Interest Paid on Accruing Loans	Interest Earned but not recognized in Income
	(dollars in thousands)
Residential Real Estate	$614	$-	$21
Commercial Property for Owners Use	1,282	-	35
Offsite Development	2,279	-	176
Land	5,632	45	197
Residential Construction 1-4 SFR	557	-	8
Construction-Owner Use	4,343	-	156
Commercial and Industrial	1,269	20	45
Consumer, Other	21	-	-

	$15,997	$65	$638

Concessions granted by the Bank were reductions in interest rate. Thus far, the concessions granted have allowed the borrowers to retain their properties and/or to continue to operate their business.

Typically Real Estate loans considered TDR’s are measured for impairment utilizing current appraisals to determine the fair value of the collateral with any deficiency charged off during the period of measurement. The Bank has complied with this in all cases but one where the borrower had additional means of repayment and the discounted cash flow method was used to determine impairment. At both March 31, 2011 and December 31, 2010, the deficiency as a result of the measurement was $2.6 million and is carried as a valuation allowance within the allowance for loan losses.

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

The Bank had 37 loans totaling approximately $22.8 million on nonaccrual at March 31, 2011 compared to 43 loans totaling $23.9 million at December 31, 2010 and 37 loans totaling $20.2 million at March 31, 2010. The large level of nonperforming loans over the past year is a result of the current economic downturn, a reduction in real estate collateral values, recent regulatory examinations and the Bank’s increased efforts to identify problem credits promptly given the continued economic weakness in our markets.

The table below sets forth nonperforming loans and nonperforming assets for the periods noted:

	31-Mar-11	31-Dec-10	30-Mar-10
(dollars in thousands)			Restated
Nonaccrual Loans	$22,810	$23,945	$20,245
Accruing loans over 90 days past due	-	-	-
Total nonperforming loans:	22,810	23,945	20,245

OREO	3,042	2,123	1,122
Total nonperforming assets	25,852	26,068	21,367

Nonperforming loans/gross loans	12.69%	12.71%	9.95%

Nonperforming loans plus OREO/
total gross loans plus OREO	14.14%	13.68%	10.44%

Nonperforming assets/ total asstes	10.50%	10.44%	8.00%

Nonperforming loans/allowance for loan losses	217.92%	217.70%	180.34%

At March 31, 2011, of the loans on non-accrual, approximately $17.9 million or 79% are current and not past due with scheduled payments. Many of the loans that are not past due but have been placed on non-accrual are recognized to have weakness in cash flow and/or decreases in collateral value thereby creating impairment in the credit.

On at least a quarterly basis or more frequently if warranted, loans that are on nonaccrual are reviewed to determine the fair value of the real estate collateral and the Bank charges-off the portions of such loans considered uncollectible based on these analyses. All non-accrual and certain other classified loans that in the aggregate totaled approximately $23.5 million at March 31, 2011, have been analyzed under FAS 114 with appropriate reserves established or, in the case of collateral dependent loans, loans were written down to fair market value. Management is diligently working through each situation and the loans are in various stages of resolution. A detailed action plan is in place for all classified credits.

In addition to the internal efforts expended to identify problem credits, late in the third quarter of 2010 and then again in the first quarter of 2011, the Bank contracted with a highly skilled and regarded independent third party to review a significant portion of the loan portfolio. The primary focus and scope was to determine if the Bank was properly identifying problem credits under enhanced guidelines developed by the Bank earlier this year. With approximately 92% of the total loan balances outstanding reviewed within the scope of the external audits, the results confirmed that management’s identification of risk grades is appropriate.  The early identification of problem credits begins the eventual resolution of these weak credits. The Bank has made a significant amount of progress in this regard as is evidenced by the increased recognition of non-performing credits and the provision to loan loss that goes hand in hand with this process. Management remains vigilant in this process even though we know that not all situations will have a favorable outcome.

The table below sets forth more information regarding the stratification of non-accrual loans at March 31, 2011:

(in thousands)	31-Mar-11
Type of Loan	# Loans	# Borrowers		Amount	Single Largest
Construction-Spec- SFR	5	1		$851	$188
Construction-Comml-Owner Occupied	1	1		4,299	$4,299
Land	9	7		10,009	$3,782
SFR	5	3		1,350	$516
HELOC	2	2		452	$227
CRE-Owner Occupied	4	3		4,489	$2,416
CRE	1	1		148	$148
Commercial & Industrial	10	7		1,212	$308
Consumer	0	0		-	$-

Total Non-Accrual Loans	37	17	a)	$22,810

a)	Adjusted by 8 borrowers with loans in various categories

It is management’s belief that although the additional controls are in place, there is no assurance with the current economic conditions, loss of jobs and declining market values on real estate that other existing long term lending relationships may decline causing the Company to charge off and write down loans to fair value and place additional loans on nonaccrual status.

OREO

At March 31, 2011, the Bank had four Other Real Estate Owned (“OREO”) properties at a carrying value of approximately $3.0 million. This compares to four properties at a carrying value of $2.1 million at the prior year end. The following table outlines activity in OREO from the previous year end:

OREO
(dollars in thousands)

Description	31-Dec-10	Sold	Write-Down	Added	31-Mar-11	# Properties
Single Family Residential	$973	$-	(54)	-	$919	1
Commerical Property	314	-		1,229	1,543	2
Land	836	(356)	-	100	580	1

	$2,123	$(356)	$(54)	$1,329	$3,042

Updated appraisals have been obtained for all OREO properties and the appropriate charge offs were processed at the time they were transferred to OREO. All of the properties are being actively marketed and have listing agreements in place.

Deposits

At March 31, 2011, deposits totaled $230.7 million compared to $233.9 million at December 31, 2010. The following table sets forth balances and variances in the various categories for the periods noted:

	(dollars in thousands)
	March 31,	December 31,	Variance
	2011	2010	$	%
Noninterest bearing demand	$68,008	$68,328	$(320)	-0.5%
Interest bearing demand-NOW	13,279	13,089	190	1.5%
Money Marekt	44,610	41,758	2,852	6.8%
Savings	28,995	28,112	883	3.1%
Time Deposits >$100	46,721	51,195	(4,474)	-8.7%
Time Deposits < $100	29,098	31,385	(2,287)	-7.3%
Total Deposits	$230,711	$233,867	$(3,156)	-1.3%

In the absence of loan demand and the need for funding, the Bank implemented initiatives to reduce higher yielding time deposits. This included the non renewal of institutional time deposits along with overall lower rates offered while remaining competitive but not a market leader in regard to rates. This also served as a positive impact to the initiatives to enhance capital ratios. The Bank’s customer base continues to be very loyal and reflective of the relationship building that has been a part of the Bank’s culture for decades.

Other Borrowings

On March 31, 2011 the Company had no borrowings with Federal Home Loan Bank or the Federal Reserve Bank. Refer to Liquidity section below for more details.

Trust Preferred Securities

On April 28, 2006, the Company issued $5.2 million in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3.0 million to the Bank.

On August 31, 2010, the Company elected to defer interest payments on the trust preferred securities in accordance with and allowable under the indenture agreement and does not anticipate resuming those interest payments in the near term.  The indenture agreement allows the Company to continue to elect deferment for up to 20 calendar quarters without being in default.  During this deferral period, the indenture agreement prohibits us from paying dividends on our common and preferred stock.  The Company elected this deferral period in order to provide us more flexibility as we strategize to improve the operations and capital position of the Company; however, the election to defer payments on our trust preferred securities could adversely affect our business operations, financial condition, results of operations and prospects. The current rate is 1.758% and the Company has accrued but not paid approximately $71 thousand in interest.

Capital

Total shareholders’ equity at March 31, 2011 totaled $7.1 million compared to $7.5 million at December 31, 2010. The decrease is due primarily the net loss reported of $349 thousand, as well as the effects from the accrued preferred stock dividend.  The preferred stock dividend is accrued directly from capital, not from expenses; therefore, preferred stock dividends reduce capital directly and reduce EPS on common stock.

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

The primary source of our funds from which the Company services its debt and pays its obligations and dividends is the receipt of dividends from the Bank.   Based on the financial condition of the Company and the Bank, various statutes and regulations may limit the ability of the Company to pay dividends on its preferred stock or other equity securities and may limit the availability of dividends to the Company from the Bank.  Following consultation with the Federal Reserve Bank of San Francisco (the “FRB”), on August 31, 2010 the Company elected to defer regularly scheduled dividends on the Preferred Stock. As of March 31, 2011, the Company has missed two dividend payments. By deferring the dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate. Given the Company’s recent losses and accumulated deficit, it is unlikely the Company will resume payment of dividends on its Preferred Stock in 2011. At March 31, 2011, the Company has accrued $100 thousand for dividends that have not been paid.

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

	"Adequately Capitalized" Minimum Ratio	"Well Capitalized" Minimum Ratio	31-Mar-11	31-Dec-10
Tier I Capital to Average Assets - "Bank Only"	4.00%	5.00%	4.94%	4.75%
Tier I Capital to Risk-Weighted Assets - "Bank Only"	4.00%	6.00%	7.00%	6.85%
Total Capital to Risk-Weighted Assets - "Bank Only"	8.00%	10.00%	8.31%	8.16%

At March 31, 2011, the Bank is considered “adequately capitalized”. The Bank is actively working on  alternatives to enhance its capital ratios to comply with regulatory enforcement actions , including strategies to reduce total assets, initiatives to improve core operating earnings, and strategies to raise capital.

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits and a Federal Home Loan Bank and Federal Reserve Bank advance line. The Bank has two credit lines with FHLB totaling $41.2 million that are collateralized by certain loans and investment securities and one credit line with the FRB totaling approximately $3.6 million that is secured by three investment securities. At March 31, 2011, the Bank has no borrowed funds outstanding on any of the available lines of credit. The Bank’s current Liquidity policy is to maintain a liquidity ratio of not less than 20.0% based on regulatory formula. As of March 31, 2011 the Bank had a liquidity ratio of 24.8% compared to 22.5% at March 31, 2010 and 23.0% at December 31, 2010.

Interest Rate Sensitivity

The Bank closely follows the maturities and re-pricing opportunities of both assets and liabilities to reduce gaps in interest spreads.  An analysis is performed quarterly to determine the various interest sensitivity gaps, the economic value of equity and earnings at risk.  The reports indicate that the Bank is somewhat asset sensitive, meaning that when interest rates change, assets (loans) will re-price faster than short-term liabilities (deposits).  With a decrease in the prime lending rate loans re-price faster than the deposits.

The asset liability management report as of March 31, 2011 indicates that the Bank is relatively neutral to either a rates up and down scenario.   The following table sets forth the results of the various scenarios of rate environments applied to net interest income:

Interest Income and Expense Under Rate Shock
(dollars in thousands)

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income	$(64)	$(10)	$-	$28	$160

Percent of Risk	-0.65%	-0.10%	0.00%	0.29%	1.63%

Assumptions are inherently uncertain and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.

Critical Accounting Policies

This discussion should be read in conjunction with the unaudited consolidated financial statements of the Company, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Bank’s Form 10-K for the year ended December 31, 2010.

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

Allowance for Loan Losses

The determination of the balance in the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management’s judgment, is adequate to provide for probable incurred loan  losses after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience and such other factors as deserve current recognition in estimating credit losses.  The provision for loan losses is charged to expenses.

The Bank typically moves to charge-off loan balances when, based on various evidence, it believes those balances are no longer collectable.  Such evidence may include updated information related to a borrower’s financial condition or updated information related to collateral securing such loans  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired.  A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Nonperforming Commercial and real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated probable incurred loan losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.  Risk Factors.

We Are Subject to Various Regulatory Requirements and Expect to Be Subject to Future Regulatory Restrictions and Enforcement Actions

There have been no changes to risk factors identified in the Company’s Annual report on Form 10-K for 2010.

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

SANTA LUCIA BANCORP

Date: May 16, 2011	/s/ John C. Hansen
John C. Hansen
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	/s/ Margaret A. Torres
Margaret A. Torres
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Sequential Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002