Form 10-Q
period 2011-06-30
Santa Lucia Bancorp
filed 2011-08-10
CIK 1355607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

805-466-7087
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Reg S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non- accelerated filer ☐ Smaller reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of July 18, 2011: 2,003,131.

Santa Lucia Bancorp

PART I - FINANCIAL INFORMATION
ITEM I - Financial Statements
Santa Lucia Bancorp

Consolidated Balance Sheets
(dollars in thousands)

	30-Jun-11	31-Dec-10
	(unaudited)
Assets
Cash and due from banks	$7,180	$4,920
Federal funds sold/EBA Balances at FRB	36,900	15,499
Total cash and cash equivalents	44,080	20,419

Securities available for sale	23,918	32,542
Loans, net	152,797	176,750
Premises and equipment, net	7,492	7,735
Deferred income tax asset	-	273
Cash surrender value of life insurance	4,640	4,566
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,433	1,531
Other Real Estate Owned	4,486	2,123
Accrued interest and other assets	3,422	3,862
Total Assets	$242,268	$249,801

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$73,008	$68,328
Interest-bearing demand and NOW accounts	14,132	13,089
Money market	44,727	41,758
Savings	27,661	28,112
Time certificates of deposit of $100,000 or more	41,260	51,195
Other time certificates	27,138	31,385
Total Deposits	227,926	233,867
Short-term borrowings	-	-
Long-term debt	5,155	5,155
Accrued interest and other liabilities	2,101	3,234
Total Liabilities	235,182	242,256
Commitments and contingencies (Note 4)	-	-
Shareholders' equity
Preferred Stock - Series A	3,900	3,879
Common stock - no par value; authorized 20,000,000 shares; Issued and outstanding, 2,003,131 shares at June 30, 2011 and at December 31, 2010	10,665	10,665
Additional Paid-in Capital	1,131	956
Retained earnings (Accumulated Deficit)	(8,645)	(7,613)
Accumulated other comprehensive income-net unrealized gains/(losses) on available-for-sale securities, net of taxes	35	(342)
Total shareholders' equity	7,086	7,545
Total liabilities and shareholders' equity	$242,268	$249,801

(see accompanying notes)

Santa Lucia Bancorp
Consolidated Statements of Operations
(dollars in thousands except per share data)

	For the three month period ending		For the six month period ending
	30-Jun-11	30-Jun-10	30-Jun-11	30-Jun-10
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$2,357	$2,901	$4,825	$5,924
Federal funds sold/EBA	18	2	27	3
Investment securities	183	306	398	620
	2,558	3,209	5,250	6,547
Interest expense
Interest-bearing demand deposits	2	10	6	21
Money Market	57	170	121	333
Savings	7	17	17	34
Time certificates of deposit	217	398	474	837
Long-term debt	23	33	47	67
	306	628	665	1,292
Net interest income	2,252	2,581	4,585	5,255

Provision for credit losses.	160	-	530	8,748

Net interest income after provision for loan losses	2,092	2,581	4,055	(3,493)

Noninterest income
Service charges and fees	90	121	181	241
Gain on sale of investment securities	105	215	105	215
Other income	96	136	163	229
	291	472	449	685
Noninterest expense
Salaries and employee benefits	1,204	1,276	2,453	2,656
Occupancy	153	161	310	319
Equipment	134	141	269	285
Professional services	496	195	744	332
Data processing	129	124	251	243
Office related expenses	107	104	219	208
Marketing	66	93	133	174
Regulatory assessments	241	116	463	227
Directors' fees and expenses	63	87	93	176
Other real estate owned expenses	18	495	46	498
Other	62	116	162	210
	2,673	2,908	5,143	5,328

Earnings (losses) before income taxes	(290)	145	(639)	(8,136)

Income taxes Expense	273	-	273	807

Net Earnings (Loss)	$(563)	$145	$(912)	$(8,943)

Dividends and Accretion on Preferred Stock	$60	$60	$120	$120

Net earnings (losses) Applicable to Common Shareholders	$(623)	$85	$(1,032)	$(9,063)
Per Common Share Data
Net Earnings (Loss) - basic.	$(0.31)	$0.04	$(0.52)	$(4.53)
Net Earnings (Loss) - diluted.	$(0.31)	$0.04	$(0.52)	$(4.53)
(see accompanying notes)

Santa Lucia Bancorp
Consolidated Statement of Shareholders' Equity
(dollars in thousands except shares outstanding)
For the six months ending June 30, 2011 and 2010
						(Accumulated	Accumulated
			Common Stock		Additional	Deficit)	Other
	Comprehensive		Shares		Paid-in	Retained	Comprehensive
	Income	Preferred Stock	Outstanding	Amount	Capital	Earnings	Income
Balance at January 1, 2011		$3,879	2,003,131	$10,665	$956	$(7,613)	$(342)
Dividend Preferred Stock						(100)
Accretion on Preferred Stock		21				(20)
Stock Option Compensation Expense					175
Comprehensive Income:
Net loss for the year	$(912)					(912)
Change in unrealized gain on available-for-sale securities, net of taxes of $ 0	272						272
Less reclassification adjustment for gains included in net income, deferred of tax of $0	105						105
Total Comprehensive Income	$(535)
Balance at June 30, 2011		$3,900	2,003,131	$10,665	$1,131	$ (8,645)	$35

Balance at January 1, 2010		$3,839	1,961,334	$10,349	$814	$7,698	$330
Dividend Preferred Stock						(100)
Stock Dividend - 2%			39,096	294		(294)
Cash in lieu for fractional shares						(1)
Accretion on Preferred Stock		20				(19)
Exercise of Stock Options			2,701	22		(22)
Stock Option Compensation Expense					69
Comprehensive Income:
Net loss for the year	$(8,943)					(8,943)
Change in unrealized gain on available-for-sale securities, net of taxes of $0	(170)						(170)
Less reclassification adjustment for gains included in net income, deferred of tax of $0	126						126
Total Comprehensive Income	$(8,987)
Balance at June 30, 2010		$3,859	2,003,131	$10,665	$883	$(1,681)	$286
(see accompanying notes)

Santa Lucia Bancorp
Consolidated Statements of Cash Flows
(dollars in thousands)
	(For the six month period ended)
	30-Jun-11	30-Jun-10
Cash flows from operating activities:
Net (loss)	$(912)	$(8,943)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	331	278
Provision for loan losses	530	8,748
Write down on other real estate owned	54	258
Stock-based compensation expense	175	70
Loss on sale of other real estate owned	39	-
Gain on sale of investment securities	(105)	(215)
Other items, net	261	979
Net cash provided by operating activities	373	1,175

Cash flows from investing activities:
Purchases of due from time deposits	-	(348)
Proceeds from principal reductions and maturities of investment securities	1,116	7,260
Proceeds from sale of investment securities	7,156	2,793
Proceeds from sale of other real estate owned	317	-
Purchases of investment securities	-	(7,721)
Purchases of FHLB stock	98	-
Net change in loans	20,650	(6,816)
Purchases of bank premises and equipment	(8)	(19)
Net cash provided (used) by investing activities	29,329	(4,851)

Cash flows from financing activities:
Net change in deposits	(5,941)	4,495
Net change in borrowings	-	(334)
Dividends paid on Preferred Stock	(100)	(100)
Cash dividends paid	-	(1)
Net cash (used) provided by financing activities	(6,041)	4,060

Net increase in cash and cash equivalents	23,661	384

Cash and cash equivalents at beginning of year	20,419	9,088
Cash and cash equivalents at end of year	$44,080	$9,472
Supplemental disclosure of cash flow information:
Interest paid	$627	$1,287
Transfer of loans to Other Real Estate Owned	$2,773	$1,303
(see accompanying notes)

SANTA LUCIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Santa Lucia Bancorp (the “Company”) and its subsidiary Santa Lucia Bank (the ”Bank”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report as filed on Form 10K, as amended.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended June 30, 2011, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year. Certain reclassifications were made to prior year’s presentations to conform to the current year. These reclassifications had no material impact on the Company’s previously reported financial statements.

Note 2 Recently Issued Accounting Pronouncements:

In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings.  This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses.  According to the guidance, there are two levels of detail at which credit information must be presented - the portfolio segment level and class level.  The portfolio segment level is defined as the level where financing receivables are aggregated in developing a company’s systematic method for calculating its allowance for credit losses.  The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.  Companies are now required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging  information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period.  The increased period-end disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled-debt restructurings, which were deferred in December 2010 in order to correspond to the expected clarification guidance to be issued with respect to troubled-debt restructurings.  This clarification guidance was issued in April 2010, thus, the additional disclosures surrounding troubled-debt restructurings will be required for annual and interim reporting periods beginning on or after June 15, 2011.  The increased disclosures for activity within a reporting period became effective for periods beginning on or after December 15, 2010.  The provisions of this update expanded the Company’s current disclosures with respect to the credit quality of our financing receivables in addition to our allowance for loan losses.

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

Note 3 Loans and Related Allowance for Loan Losses:

A summary of loans as of June 30, 2011 and December 31, 2010 is as follows:

	(dollars in thousands)		As % Gross Loans
	30-Jun-11	31-Dec-10	30-Jun-11	31-Dec-10

Real estate - construction	$25,332	$38,143	15.6%	20.2%
Real estate - other	108,066	114,332	66.4%	60.7%
Commercial	27,845	34,232	17.1%	18.2%
Consumer	1,487	1,663	0.9%	0.9%
Gross Loans	162,730	188,370	100.0%	100.0%

Deferred loan fees	(569)	(621)
Allowance for loan losses	(9,364)	(10,999)
Net Loans	$152,797	$176,750

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

Allowance for Loan Losses

The Bank’s allowance for loan losses as a percentage of total loans was 5.75% as of June 30, 2011, and reflects a decrease of 9 basis points from 5.84% at December 31, 2010, see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the “Allowance for Loan Losses”. Management believes that the allowance for loan losses at June 30, 2011 is adequate after considering factors that can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations,  “Allowance for Loan Losses”.  Although management believes the allowance for loan loss is adequate, there is no assurance that at any given period the Company will not sustain charge-offs that are substantial in relation to the size of the allowance.

Each segment of loans in the portfolio possess varying degrees of risk, based on, among other things, the type of loan being made, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions.  The following provides a summary of the risks associated with various segments of the Company’s loan portfolio, which are factors Management regularly considers when evaluating the adequacy of the allowance:

  Construction / Land segments – construction and land loans generally possess a higher inherent risk of loss than other portfolio segments.  Risk arises from the necessity to complete projects within specified cost and time limits.  Trends in the construction industry may also impact the credit quality of these loans, as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of future construction projects.

  Real estate secured – consist primarily of loans secured by commercial real estate, multi-family, farmland, and 1-4 family residential properties.  Also included in this segment are equity lines of credit secured by real estate.  As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lie primarily within that loan type.  Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties.  These factors in conjunction with a decline in real estate prices may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company’s recorded investment in the loan.

  Commercial and Industrial – consist primarily of commercial and industrial loans (business lines of credit), agriculture loans, and other commercial purpose loans.  Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made.  Adverse changes in economic conditions may result in a decline in business activity, which can impact a borrower’s ability to continue to make scheduled payments.  The risk of repayment of agriculture loans arises largely from factors beyond the control of the Company or the related borrower, such as commodity prices and weather conditions.

  Consumer – the installment loan portfolio is comprised primarily of a large number of small loans with scheduled amortization over a specific period. The majority of installment loans are made for consumer and business purchases.  Weakened economic conditions may result in an increased level of delinquencies within this segment, as economic pressures may impact the capacity of such borrowers to repay their obligations.

The following table sets forth the allocation of the ALLL by loan category for the six months ended June 30, 2011:

Loan Portfolio Segement	Balance at Beginning of Year January 1, 2011	Provision for Loan Losses (Charged) Credited to expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at Year to Date June 30, 2011
	Year to Date June 30, 2011
Real Estate:
Construction and Land Development	$3,837	$500	$215	$2	$3,124
1-4 Family Residential	681	459	-	3	225
Multifamily Residential	18	(1)	-	-	19
Commercial Real Estate and Other	2,221	(4,221)	2,356	2	4,088
Commercial and Industrial	4,164	2,729	531	939	1,843
Consumer and Other	78	19	11	2	50
Unallocated	-	(15)	-	-	15
Totals	$10,999	$(530)	$3,113	$948	$9,364

The following table sets forth the allocation of the ALLL by loan category for the year ended December 31, 2010:

Loan Portfolio Segement	Balance at Beginning of Year January 1, 2010	Provision for Loan Losses (Charged) Credited to expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at Quarter ended December 31, 2010
	Year Ended December 31, 2010
Real Estate:
Construction and Land Development	$784	$(5,022)	$2,005	$36	$3,837
1-4 Family Residential	-	(900)	261	42	681
Multifamily Residential	-	(18)	-	-	18
Commercial Real Estate and Other	1,412	(1,153)	345	1	2,221
Commercial and Industrial	1,145	(8,013)	5,119	125	4,164
Consumer and Other	39	(98)	62	3	78
Unallocated	6	6	-	-	-
Totals	$3,386	$(15,198)	$7,792	$207	$10,999

The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of June 30, 2011 and December 31, 2010:

June 30, 2011	Evaluated for Impairment
Allowance for Loan Losses	Individually	Collectively	Total
(dollars in thousands)
Construction and Land Development	$2,590	$534	$3,124
Real Estate - Other	-	4,332	4,332
Commercial and Industrial	1	1,842	1,843
Consumer	-	65	65
	$2,591	$6,773	$9,364

	Evaluated for Impairment
Loans	Individually	Collectively	Total

Construction and Land Development	$13,624	$11,708	$25,332
Real Estate - Other	4,773	103,293	108,066
Commercial and Industrial	1,599	26,246	27,845
Consumer	-	1,487	1,487
	$19,996	$142,734	$162,730

December 31, 2010	Evaluated for Impairment
Allowance for Loan Losses	Individually	Collectively	Total

Construction and Land Development	$2,585	$1,252	$3,837
Real Estate - Other	228	2,692	2,920
Commercial and Industrial	23	4,141	4,164
Consumer	-	78	78
	$2,836	$8,163	$10,999

	Evaluated for Impairment
Loans	Individually	Collectively	Total

Construction and Land Development	$15,537	$22,606	$38,143
Real Estate - Other	6,496	107,836	114,332
Commercial and Industrial	2,873	31,359	34,232
Consumer	100	1,563	1,663
	$25,006	$163,364	$188,370

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

Pursuant to the Company’s lending policy, all loans in the portfolio are assigned a risk rating, which allows Management, among other things, to identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio.  Risk grades are generally assigned based on information concerning the borrower, and the strength of the collateral.  Risk grades are reviewed regularly by the Company’s Director’s Loan committee, and are scrutinized by independent loan reviews performed semi-annually, as well as by regulatory agencies during scheduled examinations.  The Company grades all loans as either: (i) pass-excellent (ii) pass-good (iii) pass, (iv) pass-watch (iii) special mention, (iv) substandard, and (vi) doubtful.

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

Based on analysis performed, the risk category of loans by class of loans is as follows for the noted periods:

	Pass	Special Mention	Sub-standard	Impaired	Total
June 30, 2011	(dollars in thousands)
Real Estate:
Construction and Land Development	$9,238	$-	$2,470	$13,624	$25,332
1-4 Family Residential	7,658	-	-	1,330	8,988
Multifamily Residential	2,757	-	-	-	2,757
Commercial real estate and other	86,351	4,042	2,485	3,443	96,321
Commercial and Industrial	22,555	260	3,431	1,599	27,845
Consumer and Other	1,472	-	15	-	1,487
Gross Loans	$130,031	$4,302	$8,401	$19,996	$162,730

	Pass	Special Mention	Sub-standard	Impaired	Total
December 31, 2010
Real Estate:
Construction and Land Development	$15,276	$4,143	$3,187	$15,537	$38,143
1-4 Family Residential	8,216	-	-	1,383	9,599
Multifamily Residential	2,783	-	-	-	2,783
Commercial real estate and other	88,731	6,569	1,537	5,113	101,950
Commercial and Industrial	30,200	174	985	2,873	34,232
Consumer and Other	1,541	-	22	100	1,663
Gross Loans	$146,747	$10,886	$5,731	$25,006	$188,370

Impaired Loans

Impaired loans are analyzed on a loan by loan basis due to the unique characteristics of each loan.  Loans are considered impaired if, based on evidence of current information and events, it is probable that we will be unable to collect the scheduled payments due according to the contractual terms of the loan agreement. Such evidence may include, but not be limited to, an updated financial statement that exhibits decreasing or negative cash flow and/or substantial change in the borrower’s net worth, chronic delinquencies, material decline in collateral value or the receipt of notification of bankruptcy. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the contractual interest rate set in the loan agreement.  Collateral-dependent loans are measured for impairment based on the fair value of the collateral.  A loan is considered collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  The fair value of the underlying collateral is generally determined by utilizing an appraisal of the collateral discounted for estimated costs to sell.

The following table sets forth the migration of loans classified substandard for the quarter and year-to-date period ended June 30, 2011:

	Loans Classified Substandard
Quarter to Date	(dollars in thousands)
	Balance at March 31, 2011	Added	Principal Reductions	Upgraded to Pass	Charge-Off	To OREO	Balance at June 30, 2011
Real Estate:
1-4 Family Residential - Construction	$851	$135	-	$-	$-	$-	$986
Other Construction/All Land Development and other	17,045	-	(645)	-	-	(1,292)	15,108
1-4 Family Residential	1,350	-	(20)	-	-	-	1,330
Multi-family Residential	-	-	-	-	-	-	-
HELOCS	1,022	-	(3)	-	-	-	1,019
Commerical Real Estate- Owner Occupied	5,998	-	(42)	-	(1,611)	-	4,345
Commerical Real Estate-Non Owner Occupied	572	-	(8)	-	-	-	564
Commercial and Industrial	3,914	1,484	(283)	-	(85)	-	5,030
Consumer	19	-	(4)	-	-	-	15

	$30,771	$1,619	$(1,005)	$-	$(1,696)	$(1,292)	$28,397

	Loans Classified Substandard
Year to Date	(dollars in thousands)
	Balance at Dec 31, 2010	Added	Principal Reductions	Upgraded to Pass	Charge-Off	To OREO	Balance at June 30, 2011
Real Estate:
1-4 Family Residential - Construction	$557	$482	$-	$-	$(53)	$-	$986
Other Construction/All Land Development and other	$18,167	178	(1,015)	(667)	(163)	(1,392)	15,108
1-4 Family Residential	1,383	-	(53)	-	-	-	1,330
Multi-family Residential	-	-	-	-	-	-	-
HELOCS	811	452	(244)	-	-	-	1,019
Commerical Real Estate- Owner Occupied	5,253	2,735	(57)	-	(2,356)	(1,230)	4,345
Commerical Real Estate-Non Owner Occupied	586	-	(22)	-	-	-	564
Commercial and Industrial	3,858	2,108	(436)	-	(500)	-	5,030
Consumer	122	-	(106)	-	(1)	-	15

	$30,737	$5,955	$(1,933)	$(667)	$(3,073)	$(2,622)	$28,397

Individually impaired loans were as follows as of the periods noted:

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
June 30, 2011	(dollars in thousands)
With no Related Allowance Recorded
Real Estate:
Construction and Land Development	$11,427	$9,876	$-	$10,799	$-
1-4 Family Residential	1,801	1,330	-	1,357	-
Multifamily Residential	-	-	-	-	-
Commercial Real Estate and Other	5,262	3,443	-	4,050	-
Commercial and Industrial	2,352	1,563	-	2,014	11
Consumer	-	-	-	50	-
With an Allowance Recorded				-
Real Estate:				-
Construction and Land Development	3,748	3,748	2,590	3,782	-
1-4 Family Residential	-	-	-	-	-
Multifamily Residential	-	-	-	-	-
Commercial Real Estate and Other	-	-	-	228	-
Commercial and Industrial	36	36	1	223	-
Consumer	-	-	-	-	-
	$24,626	$19,996	$2,591	$22,503	$11

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
December 31, 2010
With no Related Allowance Recorded
Real Estate:
Construction and Land Development	$13,930	$11,721	$-	$11,540	$45
1-4 Family Residential	2,269	1,383	-	2,795	-
Multifamily Residential	-	-	-	-	-
Commercial Real Estate and Other	4,704	4,657	-	4,753	-
Commercial and Industrial	3,361	2,465	-	4,041	20
Consumer	100	100	-	25	-
With an Allowance Recorded
Real Estate:
Construction and Land Development	3,816	3,816	2,585	2,897	-
1-4 Family Residential	-	-	-	-	-
Multifamily Residential	-	-	-	-	-
Commercial Real Estate and Other	455	455	228	228	-
Commercial and Industrial	409	409	23	216	-
Consumer	-	-	-	-	-
	$29,044	$25,006	$2,836	$26,495	$65

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

The following table sets forth the amount of partial charge offs in nonperforming loans for the three months ended June 30, 2011:

Quarter To Date	Nonperforming Loans	Nonperforming Loans with Partial Charge Off Recorded	Partial Charge Off Recorded
June 30, 2011
Real Estate:
Construction and Land Development	13,624	-	-
1-4 Family Residential	1,330	-	-
Multifamily Residential	-	-	-
Commercial real Estate and Other	3,443	805	1,611
Commercial and Industrial	1,142	270	9
Consumer and Other	-	-	-
	$19,539	$1,075	$1,620

Nonperforming loans with partial charge offs as % of total nonperforming loans	5.5%

Partial charge offs as % nonperforming loans with partial charge offs	150.7%

Net partial charge offs as % of ALLL	17.3%

Past due and nonaccrual loans were as follows for the periods noted:

	Still Accruing
	30-89 Days Past Due	Over 90 Days Past Due	Non-Accrual
June 30, 2011	(dollars in thousands)
Real Estate:
Construction and Land Development	$-	$-	13,624
1-4 Family Residential	-	-	1,330
Multifamily Residential	-	-	-
Commercial real Estate and Other	-	-	3,443
Commercial and Industrial	83	-	1,142
Consumer and Other	-	-	-
	$83	$-	$19,539

	Still Accruing
	30-89 Days Past Due	Over 90 Days Past Due	Non-Accrual
December 31, 2010
Real Estate:
Construction and Land Development	$606	$-	14,912
1-4 Family Residential	-	-	1,383
Multifamily Residential	-	-	-
Commercial real Estate and Other	-	-	5,113
Commercial and Industrial	-	-	2,437
Consumer and Other	-	-	100
	$606	$-	$23,945

At June 30, 2011, the Bank has allocated $2.6 million of specific reserve to one customer whose loan term had been modified in a troubled debt restructuring. This compares to $2.8 million as of December 31, 2010 that included one additional customer whose loan was subsequently charged off in Q1, 2011. The Bank has not committed to lend additional amounts as of June 30, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

Note 4 Commitments and Contingencies:

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of June 30, 2011 and December 31, 2010 amount to approximately $20.6 million and $31.6 million respectively, of which approximately $1.6 million and $1.6 million are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Six Months Ending
	30-Jun-11		30-Jun-11
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
	(dollars in thousands except earnings per share)
Net Income (Loss)	$(563)		$(912)
Less Dividends and Accretion on Preferred Stock	(60)		(120)
Average Shares Outstanding		2,003,131		2,003,131
Used in Basic EPS	(623)	2,003,131	(1,032)	2,003,131
Dilutive Effect of Outstanding Stock Options		-		-
Used in Diluted EPS	$(623)	2,003,131	$(1,032)	2,003,131

Basic	$(0.31)		$(0.52)

Diluted	$(0.31)		$(0.52)

Common stock equivalents for the three and six months ending June 30, 2011 have been excluded from the calculation of diluted earnings (loss) per share since their effect was anti-dilutive.

Note 6 Stock Based Compensation:

The Company has two stock option plans, which are fully described in Note K in the Bank’s Annual Report on Form 10-K.  The Company recognizes the cost of employee services received in exchange for awards of stock options or other equity instruments, based on the grant-date fair value of those awards. The cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period. Both plans call for accelerated vesting if the Company enters into a merger agreement. With the June 24, 2011 execution of the Definitive Agreement of Merger, all Bank employee and director stock options became fully vested and the remaining expense of $80 thousand and $33 thousand, respectively, was processed prior to June 30, 2011. For additional information regarding the merger agreement, please see “Managements Discussion and Analysis, Executive Overview” filed on this Form 10Q.

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

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at June 30, 2011 and December 31, 2010.

	Fair Value Measurements as of June 30, 2011 using
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$-	$23,918	$-	$23,918

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired
Loans, Net of Specific Reserves	$-	$-	$15,269	$15,269
Other Real Estate Owned	$-	$-	$4,486	$4,486

	Fair Value Measurements as of December 31, 2010 using
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities Available for Sale	$-	$32,542	$-	$32,542

Assets measured at fair value on a non-recurring basis
Collateral-Dependent Impaired
Loans, Net of Specific Reserves	$-	$-	$17,761	$17,761
Other Real Estate Owned	$-	$-	$2,123	$2,123

Collateral-dependent impaired loans had a net carrying value of $15.3 million and $17.8 million at June 30, 2011 and December 31, 2010, respectively. There was no specific reserve associated with these loans in either period. During the quarterly review of fair value, at June 30, 2011, a partial charge off of $1.6 million on one particular loan was processed.

Other real estate owned had a net carrying amount of $4.5 million and $2.1 million at June 30, 2011 and December 31, 2010, respectively. For the quarter ended June 30, 2011, there were no write downs on these properties as the result of the quarterly review of fair value.

Charge offs on collateral dependent loans and OREO are the result of periodic but no less than quarterly evaluation of fair value.

Note 8 Investment Securities:

The amortized cost, carrying value and estimated fair values of investment securities available for sale as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
	(dollars in thousands)
Securities Available for Sale:
U.S. government and agency securities	$8,004	$19	$(24)	$7,999
States and political subdivisions	1,514	23	(7)	1,530
SBA Cert of Participation	7,589	70	-	7,659
Mortgage-backed securities	6,775	1	(46)	6,730
	$23,882	$113	$(77)	$23,918

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
Securities Available for Sale:
U.S. government and agency securities	$10,212	$28	$(198)	$10,042
States and political subdivisions	1,818	9	(28)	1,799
SBA Cert of Participation	7,793	-	(177)	7,616
Mortgage-backed securities	13,062	103	(80)	13,085
	$32,885	$140	$(483)	$32,542

The carrying value of investment securities pledged to secure public funds, borrowings and for other purposes as required or permitted by law amounts to approximately $19.7 million at June 30, 2011 and $29.6 million at December 31, 2010.  During 2010 the Company had proceeds from the sale of approximately $19.8 million securities and gross gains of $588 thousand.  The Company had proceeds from the sale of approximately $7.2 million securities and gross gains of $105 thousand during the second quarter of 2011 and for the year to date 2011.

The amortized cost and estimated fair value of debt securities at June 30, 2011, by contractual maturity, are shown below.  Mortgage-backed securities are classified in accordance with their estimated lives. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized	Estimated
(dollars in thousands)	cost	fair value
Securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	4,553	4,581
Due after five years through ten years	579	578
Due after ten years	18,750	18,759
	$23,882	$23,918

The gross unrealized loss and related estimated fair value of investment securities that have been in a continuous loss position for less than twelve months and over twelve months at June 30, 2011, and December 31, 2010 are as follows:

	Less than twelve months		Over twelve months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	loss	fair value	loss	fair value	loss	fair value
	(dollars in thousands)
June 30, 2011:
U.S. government and agency securities	$-	$-	$-	$-	$-	$-
States and political subdivisions	(7)	444	-	-	(7)	444
SBA Certificates of participation	-	-	-	-	-	-
Mortgage-backed securities	(71)	10,534	-	-	(71)	10,534
	$(78)	$10,978	$-	$-	$(78)	$10,978

	Less than twelve months		Over twelve months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	loss	fair value	loss	fair value	loss	fair value
December 31, 2010:
U.S. government and agency securities	$(198)	$7,999	$-	$-	$(198)	$7,999
States and political subdivisions	(28)	1,020	-	-	(28)	1,020
SBA Certificates of participation	(177)	7,616	-	-	(177)	7,616
Mortgage-backed securities	(80)	6,863	-	-	(80)	6,863
	$(483)	$23,498	$-	$-	$(483)	$23,498

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

The estimated fair value of financial instruments at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011		December 31, 2010
	Carrying	Market	Carrying	Market
	value	value	value	value
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$44,080	$44,080	$20,419	$20,419
Investment securities	23,918	23,918	32,542	32,542
Loans receivable, net	152,797	152,474	176,750	175,112
Cash surrender value of life insurance	4,640	4,640	4,566	4,566
Federal Reserve Bank and FHLB stock	1,433	1,433	1,531	1,531
Accrued interest	650	650	798	798

Financial Liabilities:
Time deposits	$68,398	$68,798	$82,580	$83,242
Other deposits	159,528	159,528	151,287	151,287
Long-term debt	5,155	5,155	5,155	5,155
Accrued interest payable	142	142	55	55

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Santa Lucia Bancorp (the “Company”) (OTC Bulletin Board: SLBA) is a California corporation organized in 2006 to act as the holding company for Santa Lucia Bank (the “Bank”), a four branch office bank serving San Luis Obispo and northern Santa Barbara Counties.

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2011.  This analysis should be read in conjunction with the Company’s 2010 Annual Report as filed on Form 10-K, as amended, and with the unaudited financial statements and notes as set forth in this report.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Santa Lucia Bancorp on a consolidated basis.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: our ability to comply with the enforcement actions to which we are subject, general economic and business conditions in those areas in which the Company operates, the ongoing financial crisis and recent recession  in the United States, California and foreign financial markets, the recovery, and bank regulatory and government response thereto, the increase in nonperforming loans and the decrease in real estate values collateralizing many of the Bank’s loans,  demographic changes, competition, fluctuations in interest rates, changes in business strategy or developmental plans, changes in governmental regulations, credit quality, the availability of capital to satisfy the requirements of the Bank’s consent order issued by the California Department of Financial Institutions, increased FDIC assessment, and other factors discussed in Item 1A. , Risk Factors of the company’s 2010 Annual Report as filed on Form 10-K, as amended.   When relying on forward-looking statements to make decisions with respect to our company, investors and others are cautioned to consider these and other risks and uncertainties.  The company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

Executive Overview

Recent Events

As disclosed in a Company 8-K filing with the SEC on May 9, 2011, the Bank agreed to a Consent Order (the “Order”) with the DFI effective May 3, 2011. Among other things, the Order requires that the board of directors of the Bank develop, adopt and submit a plan to correct the Bank’s condition which could include objectives of either increasing the tangible shareholder’s equity or finding a strategic partner acceptable to the Commissioner of the DFI (the “Commissioner”). The Order further requires that within 90 days the Bank increase its shareholders’ equity by $12 million and thereafter, maintain its shareholder’s equity in an amount not less than 9% of the Bank’s total assets.

The financial condition of the Company continued to deteriorate in the second quarter of 2011 and the Bank was faced with the Order timeline of early August to raise $12 million in capital or find a strategic partner. The Company has continually explored additional capital concurrent with a search for possible strategic partner and other efforts to comply with the Order and restore the financial health of the institution. Because of the Company’s inability to raise the amount of capital necessary to comply with the Order, a strategic partner was sought.

As disclosed in a Company 8-K filing on June 27, 2011, on June 24, 2011, the Company, Carpenter Fund Manager GP, LLC (“Carpenter”), as General Partner of Carpenter Community BancFund, L.P. and Carpenter Community BancFund-A, L.P. (“Investors”), Mission Community Bancorp (“MC Bancorp”), and Mission Community Bank (“MC Bank”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which (a) a newly-formed subsidiary of the Investors will be merged with and into the Company, (b) MC Bancorp shall assume all of the obligations in connection with the trust preferred securities issued by the Santa Lucia Bancorp (CA) Capital Trust, and (c) SL Bank will thereafter be merged into MC Bank (the foregoing transaction shall collectively be referred to herein as the “Merger”).  The respective Boards of Directors of MC Bancorp, MC Bank, the Company, SL Bank, and Carpenter in its capacity as the general partner of the Investors have all approved the Merger.

Subject to the terms and conditions of the Merger Agreement, at the closing, the Company’s common shareholders will receive $0.35 in cash for each share of the Company’s common stock they own.  Additionally, as part of the consideration associated with the Merger, for aggregate consideration of $2.8 million, there will be a repurchase from the United States Department of the Treasury (“Treasury”) of the $4.0 million in preferred stock and warrant to purchase 38,869 shares of common stock at an exercise price of $15.43 per share issued by the Company to Treasury under the Capital Purchase Program (“CPP”), as well as all accrued and unpaid dividends.  Treasury has provided its written consent to such repurchase but the repurchase remains subject to completion of a definitive agreement.

The Merger Agreement includes terms and conditions which affect the conduct of the Company’s business until the Merger is completed or the Merger Agreement is terminated.  Among other items, it generally requires the Company to carry on business in its ordinary course consistent with past practice and in accordance with sound banking practices, and to observe in all material respects its legal and contractual obligations.  The Merger Agreement generally restricts the ability of the Company to make material changes in any aspect of the conduct of its business without the prior consent of MC Bancorp, including significant capital expenditures, new material lines of business, the disposition of assets or incurring of obligations outside the ordinary course of business.

The Merger is subject to customary closing conditions, including the approval of the Company’s shareholders and banking regulators.  Once all approvals are received, the Merger is expected to close in the fourth quarter of 2011.

Please see our Current Report on Form 8-K filed with Securities and Exchange Commission on June 27, 2011.  Attached to that Current Report is a copy of the Merger Agreement for the acquisition to which you are referred and by which this discussion is qualified in its entirety.

This Quarterly Report on Form 10-Q, including the brief description of the Merger Agreement above, is not intended to be and should not be construed as a solicitation of proxies in connection with the special meeting to be held by the Company to seek shareholder approval of the Merger Agreement.  The Company has filed a preliminary proxy statement, and will file a definitive proxy statement, with the Securities and Exchange Commission that the Company will utilize to solicit proxies for a special meeting to be held for the purpose of approving, among other things, the Merger Agreement.

Financial Overview

For the three months ended June 30, 2011 the Company recorded a net loss of approximately $563 thousand compared to net earnings of $145 thousand for the same period in 2010. For the three months ended June 30, 2011, the net loss applicable to common shareholders was $623 thousand or $.31 per diluted common share, compared to net earnings of $85 thousand or $.04 per common share for the same period in 2010. For the six months ended June 30, 2011 and 2010, the Company recorded a net loss of $912 thousand and $8.9 million, respectively. For the six months ended June 30, 2011 and 2010, net loss applicable to common shareholders was $1.0 million or $.52 per common diluted share and $9.1 million or $4.53 per common share, respectively. Loss applicable to common shareholders is calculated by adding dividends accrued and discount accreted on preferred stock to the net losses. On a year over year basis, the net loss decreased by approximately $8.0 million primarily due to the $8.2 million decrease in the provision the Bank made to the allowance for loan losses and the decrease of $534 thousand in the valuation allowance for deferred tax assets. During the first three months of 2010, the Bank processed a significant provision for loan losses resulting from, among other things, the recognition of increases in non-performing loans due in part to continued weaknesses in local, state and economic conditions.

We continue to experience a challenging credit environment and continued economic weakness. Efforts initiated in 2010 to reinforce the oversight of the loan portfolio, specifically with respect to problem assets, along with expanded independent third party loan review have resulted in applying a more stable methodology in regard to problem asset resolution. There has been meaningful progress made over the past twelve months in identifying and working through specific credit problems and our volume of nonperforming assets decreased from the prior quarter end. In addition, we have posted recoveries of approximately $948 thousand in the first six months of  2011 for loans charged off in 2010.

The following provides an overview of asset quality at June 30, 2011:


Non-performing assets totaled approximately $24.0 million, $25.9 million and $26.1 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively. On a linked quarter basis, at June 30, 2011, this represents a decrease of $1.9 million or 7.07% compared to March 31, 2011. The ratio of non-performing assets to total assets was 9.9%, 10.5% and 10.4% at June 30, 2011, March 31, 2011 and December 31, 2010, respectively.


Non-performing loans totaled approximately $19.5 million, $22.8 million and $23.9 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively. At June 30, 2011, this represents a decrease of $3.3 million and $4.4 million when compared to March 30, 2011 and December 31, 2010, respectively. While the total dollar amount of non-performing loans has decreased on a linked quarter basis,  as a percentage of gross loans the total non-performing loans represented 12.0% and 12.7% at June 30, 2011 and for both March 31, 2011 as well as December 31, 2010, respectively. At June 30, 2011 non-performing loans as a percent of allowance for loan losses was 208.7% compared to 217.9% at March 31, 2011 and 217.7% at December 31, 2010.


The allowance for loan losses was approximately $9.4 million at June 30, 2011 compared to $10.5 million at March 31, 2011 and $11.0 million at December 31, 2010. At June 30, 2011, this represents a decrease of approximately $1.1 million from March 31, 2011 and $1.6 million from December 31, 2010. The allowance for loan losses as a percentage of gross loans remains high at 5.75%, 5.82% and 5.84% at June 30, 2011, March 31, 2011 and December 31, 2010, respectively.


Net charge-offs for the three months ended June 30, 2011 totaled $1.3 million compared to $3.5 million for the same period in 2010 and compared to $902 thousand for the three months ended March 31, 2011. Net charge-offs to average loans was .73%, .49% and 1.73% for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

Net charge-offs for the six months ended June 30, 2011 totaled $2.2 million compared to $4.4 million for the same period in 2010. For the six months ended June 30, 2011 and 2010, net charge offs to average loans was 1.21% and 2.18%, respectively.

	Other real estate owned totaled approximately $4.5 million, $3.0 million and $2.1 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively.

For additional information regarding asset quality, Other real estate owned, the allowance for loan losses and provisions for loan losses, please see “Other Real Estate Owned”, “Non-Performing Assets,” and “Allowance for Loan Losses” of Management’s Discussion and Analysis filed on this Form 10-Q.

The following provides a summary of operating results for the three and six months ended June 30, 2011:


Interest income for the three months ended June 30, 2011 was approximately $2.6 million, which represents a decline of approximately $651 thousand or 20.3% from the same period in 2010. On a year over year basis, average loans and investment securities for this period decreased by $29.9 and $14.3 million, respectively, while average interest earning deposits with other institutions increased by $22.9 million. The change from the higher yielding loan and investment portfolios to overnight liquidity has had a negative 66 basis point impact to the yield on earning assets.

Interest income for the six months ended June 30, 2011 was approximately $5.3 million, which represents a decline of approximately $1.3 million or 19.8% from the same period in 2010. On a year over year basis, average loans and investments for this period decreased by $23.9 and $11.1 million, respectively, while interest earning deposits with other institutions increased by $18.8 million. The change from the higher yielding loan and investment portfolios to overnight liquidity has had a negative 76 basis point impact to the yield on earning assets.


Interest expense for the three months ended June 30, 2011 was approximately $306 thousand, which represents a decline of approximately $322 thousand or 51.3% from the same period in 2010. On a year over year basis for this period, average interest bearing liabilities decreased by $17.8 million with average time deposits decreasing by $17.9 million. For this comparison period, the cost of funds was reduced by 49 basis points as the result of concerted efforts by management in the final quarter of 2010 to lower the cost of interest bearing deposits.

Interest expense for the six months ended June 30, 2011 was approximately $665 thousand, which represents a decline of approximately $627 thousand or 48.5% from the same period in 2010. On a year over year basis for this period, average interest bearing liabilities decreased by $13.0 million with average time deposits decreasing by $14.8 million. For this comparison period, the cost of funds was reduced by 48 basis points as the result of concerted efforts by management in the final quarter of 2010 to lower the cost of interest bearing deposits.


As a result of the items mentioned above, net interest income for the three months ended June 30, 2011 was approximately $2.3 million compared to $2.6 million for the same period in 2010. This represents a decrease of approximately $329 thousand or 12.7%.

Net interest income for the six months ended June 30, 2011 was approximately $4.6 million compared to $5.3 million for the same period in 2010. This represents a decrease of approximately $670 thousand or 12.7%


For the three months ended June 30, 2011, non-interest income totaled approximately $291 thousand, compared to $472 thousand for the same period in 2010. The variance of $181 thousand is primarily attributable to $110 thousand less in gains on sale of securities in this period for 2011 compared to 2010 and a loss on sale of OREO in 2011 of $39 thousand.

For the six months ended June 30, 2011, non-interest income totaled approximately $449 thousand, compared to $685 thousand for the same period in 2010. The variance of $236 thousand is primarily attributable to the same items listed above for the three month period and also approximately $61 thousand less revenue from NSF fees in 2011. The Bank has become less tolerant of overdrawn accounts, specifically as it relates to problem credits.

	Non-interest expense for the three months ended June 30, 2011 decreased to $2.7 million compared to $2.9 million for the same period in 2010.

Non-interest expense for the six months ended June 30, 2011 decreased to $5.1 million compared to $5.3 million for the same period in 2010.

The variances of $235 thousand and $185 thousand for the three and six month period, respectively is attributable to lower costs in 2011 related to OREO, salaries and employee benefits, marketing and other expense net of higher professional services and regulatory fees.

The following provides a summary of changes in the balance sheet for the six months ended June 30, 2011:

	Total assets at June 30, 2011 were $242.3 million, approximately $7.5 million or 3.0% less than that reported at December 31, 2010.


Fed Funds sold and interest bearing due from balances totaled $36.9 million at June 30, 2011, approximately $21.4 million or 138% higher than that reported at December 31, 2010.  A decrease in total loans along with the Bank’s plan to increase liquidity in response to our regulatory enforcement actions account for the high balances in this category.


Available for sale investment securities totaled approximately $23.9 million at June 30, 2011, approximately $8.6 million or 26.5% less than that reported at December 31, 2010.  As mentioned, the Bank’s plan, previous to entering into the merger agreement was to retain excess liquidity in the overnight interest bearing due from balances until such time that there is trending evidence of no reputation risk as the result of regulatory actions. The Bank has not experienced any such reputation risk to date and will assess alternative investment options in consultation with its merger partner. The Bank took advantage of market conditions and the need to generate revenue and sold approximately $7.2 million in investment securities during the second quarter of 2011 and realized a gain of $105 thousand.


Gross loans totaled approximately $162.7 million at June 30, 2011, representing a decrease of approximately $25.6 million or 13.6% from that reported at December 31, 2010.  In addition to loan demand being soft throughout the year, the Bank was also restricted by regulatory CRE levels as the result of the significant losses experienced during 2010.


Total deposits were approximately $227.9 million at June 30, 2011, representing $5.9 million or 2.5% less than that reported at December 31, 2010.  Time certificates of deposits decreased by $14.2 million or 17.2% due to the reshaping of the balance sheet in the absence of loan demand. Core deposits (defined as total deposits less time certificates of deposit of $100,000 or more) represented 81.9% and 78.1% at June 30, 2011 and December 31, 2010, respectively.


Shareholders’ equity totaled approximately $7.1 million at June 30, 2011, representing a decrease of approximately $459 thousand or 6.1% from that reported at December 31, 2010.  The primary factor for the decrease is the net loss of $1.0 million applicable to common shareholders that was offset by $377 thousand increase in other comprehensive income and $175 thousand in APIC.

Regulatory and Enforcement Proceedings

On December 23, 2010, the Company, the Bank and the Federal Reserve Bank of San Francisco (“FRBSF”) entered into a Written Agreement (the “Written Agreement”), effective December 23, 2010, addressing, among other items, management, operations, lending, asset quality and increased capital for the Company and the Bank, as appropriate.

In addition, on May 3, 2011, as disclosed in a Company 8-k filing with the SEC on May 9, 2011, the Bank agreed to a Consent Order (the “Order”) with the DFI effective May 3, 2011.  Among other things, the Order requires that the board of directors of the Bank develop, adopt and submit a plan to correct the Bank’s condition which could include objectives of either increasing the tangible shareholder’s equity or finding a strategic partner acceptable to the Commissioner of the DFI (the “Commissioner”).  This requirement of the Order mirrors the Written Agreement as it applies to the Company serving as a source of strength and enhanced Board oversight. As noted similarly in the Written Agreement, the Order also calls for restrictions regarding 1) dividends or any other distribution to shareholders, 2) the establishment of new branches or other new offices and, 3) the appointment of executive officers or directors. The Order further requires that within 90 days the Bank increase its shareholders’ equity by $12 million and thereafter, maintain its shareholder’s equity in an amount not less than 9% of the Bank’s total assets. The Bank has not yet met this requirement.

Many of the requirements of the Written Agreement and Order reflect recommendations or requirements that the Bank has been working on for some time. The Company engaged an investment banking firm, D.A. Davidson, in November 2010 to explore potential capital initiatives including finding a strategic partner. Due to the financial condition of the Company, it was not possible to obtain sufficient capital to comply with the Order, however, we have been able to find a strategic partner.

The Written Agreement and Order will remain effective and enforceable until stayed, modified, terminated or suspended in writing by the FRBSF and DFI, respectively. The description below of the Written Agreement is a summary and does not purport to be a complete description of all of its terms, and is qualified in its entirety by reference to a copy of the Written Agreement, attached in an 8-K filing with the Securities and Exchange Commission (the “SEC”) filed on December 29, 2010.

Actions noted below to comply with the provisions of the Written Agreement and the Order, in addition to changes made to the executive team in the fourth quarter of 2010, have had a positive impact on our ability to remain viable during the due diligence period of finding a strategic partner. Non-performing asset totals have stabilized, albeit at high levels, due to proactive actions to identify problem credits earlier in the collection cycle. Provisions for ALLL have decreased while maintaining elevated levels of reserves. Many of the actions taken to comply with the Written Agreement required written plans to address deficiencies in credit risk management, capital planning and liquidity provisions. The implementation of these plans has been instrumental in providing greater oversight by the board and tools for management. Without these actions the Company and Bank would not have been able to attract strategic partner interest.

Failure to complete the merger and thereby not satisfying the Order, could lead to, among other things, additional regulatory enforcement actions including the imposition of civil monetary penalties against the Company, the Bank or both, the termination of insurance of the Bank’s deposits by the FDIC or the closing of the Bank with the imposition of a conservator or receiver.
The following lists action items within the Written Agreement and the Order and updates to those items:

1.	The Company must serve as a source of strength for the Bank;

The Board gave Executive Management the authority to take all action necessary in order to be in compliance with the Agreement and any other supervisory action taken by the Bank’s federal and state regulators.  This included engaging outside professionals to assist with efforts to raise additional capital.

The Bank immediately took the following steps to correct the critical capital deficiencies.

-	August 2010 - Formed a Capital and Examination Committee to meet weekly or as necessary to discuss the reply to the examination and the raising of capital

-	September 2010 - Interviewed four Investment Banking firms to explore the avenues available to the Company for raising capital or locating a strategic partner

-	November 10, 2010 - Engaged the Investment Banking firm of D. A. Davidson & Co. (“Davidson”) to explore the possibilities of strategic partner alternatives available to the Company

Following Davidson’s analysis in November, the Company engaged them to actively search for a strategic merger partner.  Representatives from Davidson stated that our current financials would make it all but impossible to raise a large amount of capital through private investors.  At that point the Board of Directors and Executive Management made the decision to actively pursue strategic partners while following a parallel path to shrink the balance sheet, effect extreme cost reductions, and initiate a rights offering.

2.	The board of directors of the Bank must submit a plan to strengthen board oversight of the management and operations of the Bank;

The plan was submitted to the FRBSF on January 28, 2011. Since September 2010 the Board has made significant progress in strengthening their oversight of management and the operations of the Bank including but not limited to the formation of a Capital and Examination Committee that meets bi-monthly or more frequently as required and currently tracks the MRIA from the FRB and DFI examination.  In addition, management has significantly enhanced the substance and frequency of financial and asset quality reporting to the Board.

3.	The Bank must submit to the FRBSF a plan to strengthen credit risk management practices;

Subsequent to the examination, the Bank made numerous changes to strengthen the credit risk management of the Bank.  This includes a newly appointed Chief Credit Officer (CCO); bringing in an individual directly reporting to the CCO whose sole responsibility was management of the Bank’s problem loan portfolio and the return of Stanley R. Cherry, Director and former President/CEO who has rejoined the Bank as a Senior Vice President/ Credit Administration and will be working closely with the CCO to manage the day-to-day credit functions.

A revised loan policy and plan were submitted to the FRBSF on February 18, 2011 with revisions  submitted April 29, 2011. The Board of Directors is charged with the responsibility to establish appropriate risk limits.  Risk limits are reviewed by the Board of Directors annually with a review of the Bank’s Loan Policy.  Concentrations of credit are further reviewed by the Board of Directors on a monthly basis through the Policy Compliance Review Report. In addition, at the weekly loan committee meeting, the current status of classified loans is reviewed with directors being updated on pending collection efforts. It is further noted, that Bank Director Larry Putnam, meets weekly with Credit Administration and monitors progress in past due loans, problem assets and OREO.

The Board of Directors approved the Classified Asset Reduction Plan on November 2, 2010. The plan calls for continued review of the loan portfolio. This is an ongoing process with the line lenders, branch managers and credit administration reviewing borrowing relationships.

4.	The Bank must submit to the FRBSF revised written lending and credit administration policies and procedures;

This item requires significant internal and external resources in order to be completed in an acceptable manner and an extension of 30 days was granted in regard to submission of revised policies and procedures.  A plan was submitted timely to the FRBSF on March 23, 2011. On May 25, 2011, communication from the FRBSF advised the Bank of non-compliance with the previously submitted Loan Policy Manual in regard to standards for renewing or modifying existing loans. This area had been addressed in practice since receipt of the Written Agreement, however, with the  merger with Mission, the Bank in consultation with the FRBSF, will not be submitting subsequent revisions but will be adopting Mission’s policies as part of the integration process.

5.
The Bank must submit to the FRBSF a written program for the effective, ongoing third party review of the Bank’s loan portfolio, and that the board of directors take appropriate steps to ensure that the findings of such reviews are addressed by management;

A written program was submitted to the FRBSF on March 23, 2011. In addition, the Bank engaged an independent third party to conduct asset quality reviews on a bi-annual basis. The first engagement in October 2010 included the review of over 73% of the entire loan portfolio with the second visitation in March 2011 that extended the coverage of loans to approximately 92% review overall.

6.	The Bank must maintain a fully funded Allowance for Loans and Lease Losses (“ALLL”).

Within the Quarterly Progress Reporting, the Bank submitted its ALLL analysis to FRBSF on January 28, 2011, April 29, 2011 and July 29, 2011. Since September 2010, the Bank, in consultation with its regulators and third party vendors, has been making revisions to the ALLL methodology primarily to ensure that the reserve is directionally consistent with, but not limited to such factors as, historic losses, classified asset migration, level of classified loans, concentrations and peer comparisons. As the new executive management team worked to enhance the ALLL methodology, the greatest amount of change occurred between Q3 and Q4 of 2010 with the ALLL as a percent of gross loans increasing from 4.95% to 5.84% or nearly $1.3 million. Based on  the Bank’s historical loss migration analysis, the qualitative adjustments made to reflect weakness perceived in the economy, FAS 114 impairments and other available and known information, the Bank believes that the present levels of reserves approximates the appropriate level of loan loss reserves.  While there have been changes to the methodology, overall the levels of reserves as a percent of gross loans was 4.95%, 5.84%, 5.82% and 5.75% at September 30, 2010, December 31, 2010,  March 31, 2011 and June 30, 2011, respectively.

7.
The Company and the Bank must submit to the FRBSF an acceptable joint written plan to maintain sufficient capital at the Bank, and notify the FRBSF following any calendar quarter in which the Bank’s capital ratios fall below minimums set forth in such plan, including in such notice steps the Bank or Company intend to take to increase capital ratios.

The Bank’s originally submitted plan on January 28, 2011 addressed among other things, the Bank’s current and future capital requirements, the adequacy of capital taking into account the volume of classified assets, concentrations in real estate and the adequacy of the ALLL and the source and timing of additional funds to fulfill the Bank’s capital requirements.

A subsequent revised plan that was submitted on April 29, 2011 was accepted May 25, 2011 and adopted by the Board of Directors on June 2, 2011. The revised plan addressed previous non-compliance with the methodology used to link the Bank’s risk levels to minimum capital ratios, identification of triggering events and commensurate severity and the use of CRE concentrations to stress test results. The Bank has also submitted a quarterly deficient capital report to the FRBSF included in the quarterly progress reports.

8.	The Bank must submit to the FRBSF an acceptable written contingency funding plan.

The Bank’s plan submitted to the FRBSF was accepted May 25, 2011 and adopted by the Board of Directors on June 2, 2011. The plan addressed previous non-compliance with a matrix of liquidity event triggers and commensurate severity levels, an activation table to determine liquidity event level, the definitions and identification of event levels, a sample crisis scenario for Level II and Level III and provisions for testing the plan.

9.	The Bank must submit to the FRBSF a written business plan for 2011 to improve the Bank’s earnings and overall condition.

A plan was submitted to FRBSF on March 23, 2011 that included steps to be taken to address all of the provision of the Written Agreement.

10.	The Bank must seek regulatory approval for all dividend and other payments to stockholders.

The Bank has had no events requiring approval.

11.
The Company and its nonbank subsidiary must not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRBSF and the Director.

The Company has deferred interest payments on its trust preferred securities and has had no events requiring approval.

12.	The Bank must immediately take all necessary steps to correct all violations of laws and regulations cited in the Report of Examination.

This was completed in December 2010.

13.	The Company and the Bank must submit any new officer or director, or change in any existing officer’s or director’s duties, to the FRBSF for prior approval or non-objection.

The Bank has had no events requiring approval.

14.	The Company and the Bank must seek prior approval or non-objection from the FRBSF before making any indemnification or severance payment to an officer or director.

In anticipation of the recently executed definitive agreement of merger with Mission, on February 16, 2011 the Bank sought non-objection from the Federal Reserve Board of Governors in regard to pay outs for certain non-qualified compensation plans for directors and the CEO. In a letter dated June 23, 2011,  the Federal Reserve Board of Governors determined that the payments, based on our representation of the information, did not constitute prohibited “golden parachute” payments that are subject to the restriction in 12 C.F.R. Part 359.

15.	The Company and the Bank must submit to the FRBSF joint quarterly written progress reports on efforts to comply with the Written Agreement.

These reports have all been submitted timely on January 28, 2011, April 29, 2011 and July 29, 2011.

To the extent that the Company and Bank have been able to comply with the Written Agreement and the Order, including improvement of Board oversight, the strengthening of Credit Risk Management and addressing certain policy and plan needs, and in the absence of being able to fund capital requirements pursuant to the Order, the positive effect of actions taken to date have made it possible to find a strategic partner. Without these actions and subsequent merger agreement, the Bank faced closure by its regulators resulting in no consideration for its shareholders.

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

Recent indications show the unemployment rate in San Luis Obispo County remained at 10.00% as of December 31, 2010 and May 31, 2011.  Both San Luis Obispo and Santa Barbara Counties have unemployment rates well below the State average unemployment rate of 12.0%.

Despite record low interest rates and a temporary slowdown in bank foreclosures it appears the housing market struggled in the fourth quarter of 2010 and continues to struggle in 2011. Specifically, the fourth quarter of 2010 saw a strong decline in first-time home buyers due to the elimination of the first-time homebuyer tax credit and an increase in repeat buyers who are purchasing second homes and investment properties.  Another notable trend is the duration of time that homes are staying on the market.  Eighty-nine percent of the agents in San Luis Obispo County reported that properties are sitting on the market for 60 or more days.  More than 20% of the agents indicate that homes in the county are staying on the market in excess of 120 days.

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

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010.

Selected Financial Data

The table below provides selected financial data that highlights the Company’s performance results for the periods noted:

	(dollars in thousands, except share data and ratios)
	Unaudited
	For the three months ended,			For the six months ended,
	30-Jun-11	31-Mar-11	30-Jun-10	30-Jun-11	30-Jun-10
Summary of Operations:
Interest Income	$2,558	$2,692	$3,209	$5,250	$6,547
Interest Expense	306	359	628	665	1,292

Net Interest Income	2,252	2,333	2,581	4,585	5,255
Provision for Loan Loss	160	370	-	530	8,748

Net Interest Income After Provision for Loan Losses	2,092	1,963	2,581	4,055	(3,493)
Noninterest Income	291	158	472	449	685
Noninterest Expense	2,673	2,470	2,908	5,143	5,328

Income(Loss) Before Income Taxes	(290)	(349)	145	(639)	(8,136)
Income Tax Expense(Benefit)	273	-	-	273	807

Net Income (Loss)	$(563)	$(349)	$145	$(912)	$(8,943)

Dividends and Accretion on Preferred Stock	$60	$60	$60	$120	$120

Net Earnings (Losses) Applicable to Common Shareholders	$(623)	$(409)	$85	$(1,032)	$(9,063)

Per Common Share Data:
Net Income - Basic	$(0.31)	$(0.20)	$0.04	$(0.52)	$(4.53)
Net Income - Diluted	$(0.31)	$(0.20)	$0.04	$(0.52)	$(4.53)
Tangible Book Value	$1.54	$1.57	$5.00

Common Outstanding Shares:	2,003,131	2,003,131	2,003,131

Selected Ratios:
Return on Average Assets	-0.26%	-0.16%	0.03%
Return on Average Equity	-8.74%	-5.47%	0.43%
Net Interest Margin	3.97%	4.03%	4.16%
Average Loans as a Percentage of Average Deposits	75.24%	78.76%	83.03%

	At the quarter ended,
	30-Jun-11	31-Mar-11	30-Jun-10
Statement of Financial Condition Summary:
Total Assets	$242,268	$246,274	$265,164
Total Deposits	227,926	230,711	243,217
Total Net Loans	152,797	168,744	194,828
Allowance for Loan Losses	9,364	10,467	7,729
Total Shareholders' Equity	7,086	7,149	14,012

Asset Quality:
Loan on Non-Accrual	$19,539	$22,810	$16,321
Loans Past Due >90 days and still accruing	-	-	-
OREO	4,486	3,042	1,507
Total Non-performing Assets	$24,025	$25,852	$17,828
Loans Past Due 30-89 days	83	168	519
Non-performing Assets/Total Assets	9.9%	10.5%	6.7%
Non-performing Loans/Total Gross Loans	12.0%	12.7%	8.0%
Allowance for Loan Losses to Total Loans	5.75%	5.82%	3.80%

Capital Ratios - Bank
Tier I Leveraged	4.97%	4.94%	6.53%
Tier 1 Risk Based	7.44%	7.00%	8.56%
Total Risk Based	8.74%	8.31%	9.84%

RESULTS OF OPERATIONS

Net Income

The Company reported a net loss of $563 thousand for the three months ended June 30, 2011 compared to net income of $145 thousand for the same period in 2010. The variance of $708 thousand for this period is attributable primarily to the absence in 2010 of a valuation allowance for deferred tax assets and the loan loss provision in 2011 of $160 thousand. For the six months ended June 30, 2011, the net loss of $912 thousand reflects a significant improvement over the $8.9 million loss reported for the same period in 2010. On a year over year basis, the net loss decreased by approximately $8.0 million due to the $8.2 million decrease in the provision the Bank made to the allowance for loan losses, and the decrease of $534 thousand in the valuation allowance for deferred tax assets. During the first three months of 2010, the Bank processed a significant provision for loan losses resulting from, among other things, the recognition of increases in non-performing loans due in part to continued weaknesses in local, state and economic conditions.

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

Net interest income for the three and six months ended June 30, 2011 totaled $2.3 million and $4.6 million, respectively, compared to $2.6 million and $5.3 million for the same periods in 2010. For the three and six months ended June 30, 2011, this represents a decrease of $329 thousand and $670 thousand, respectively, from the same periods in 2010.  Total interest income for the three and six months ended June 30, 2011 totaled $2.6 million and $5.3 million, respectively, compared to $3.2 million and $6.5 million for the same periods in 2010. For the three and six months ended June 30, 2011, this represents a decrease of $651 thousand and $1.3 million, respectively, from the same periods in 2010. Total interest expense for the three and six months ended June 30, 2011 totaled $306 thousand and $665 thousand, respectively, compared to $628 thousand and $1.3 million for the same periods in 2010. For the three and six months ended June 30, 2011, this represents a decrease of $322 thousand and $627 thousand, respectively, from the same periods in 2010.

For the three and six months ended June 30, 2011, the decrease in interest income was primarily due to a combination of reduced overall yields and average outstanding balances along with re-allocation on interest earning assets. The yield on average loans and investment securities decreased by 27 basis points and 22 basis points, respectively for the three months ended June 30, 2011 and 45 basis points and 35 basis points, respectively for the six months ended June 30, 2011 as compared to the same periods in 2010. The yield on EBA balances at the FRB increased by 12 basis points and 11 basis points for the three and six months ended June 30, 2011, respectively as compared to the same periods in 2010. While average funds held in overnight EBA balances at the FRB increased by $22.9 million and $18.8 million for the three and six months ended June 30, 2011 as compared to the same periods in 2010, higher yielding average loans decreased by $29.9 million and $24.0 million and average investment securities decreased by $14.3 million and $11.1 million for the three and six months ended June 30, 2011 as compared to the same periods in 2010. The re-allocation from the higher yielding loan and investment portfolios to the overnight liquidity EBA balances at the FRB was the result of minimal loan demand exacerbated by the Bank’s limitations within it’s CRE concentration levels to originate new loans, the need to enhance capital ratios by taking gains in the investment portfolio and the Bank’s liquidity concern with reputation risk associated with the regulatory actions. This shifting of the earning-asset mix resulted in lowering the average risk weighted assets thereby providing a favorable impact to the Total Risk Based Capital Ratio.

For the three and six months ended June 30, 2011, the decrease in interest expense was primarily due to the planned reduction of time deposits through pricing and non-renewal of institutional time deposits combined with a concerted effort beginning in the fourth quarter of 2010 to reduce rates on all other deposit products. The rate reductions on all deposit accounts were comparable to local competitors. The average rate paid on NOW, Money Market, Savings, time deposits and long-term debt decreased by 23 basis points, 104 basis points, 14 basis points, 56 basis points and 43 basis points, respectively for the three months ended June 30, 2011 compared to the same period in 2010. The average rate paid on NOW, Money Market, Savings, time deposits and long-term debt decreased by 21 basis points, 104 basis points, 13 basis points, 60 basis points and 38 basis points, respectively for the six months ended June 30, 2011 compared to the same period in 2010. The average rate paid for deposits was 71 basis points and 76 basis points for the three and six months ended June 30, 2011 compared to the same periods in 2010. While average time deposits decreased by $17.9 million and $14.8 million for the three and six months ended June 30, 2011 as compared to the same periods in 2010, the lower yielding average Money Market accounts increased by $0.9 million and $2.4 million for the three and six months ended June 30, 2011 as compared to the same periods in 2010. Average Long-term borrowing decreased by $0.8 million and $0.9 million for the three and six months ended June 30, 2011 as compared to the same periods in 2010 due to the December 31, 2010 payment in full on the Bank’s subordinated debenture.

The average loan to average deposit ratio for the three and six months ended June 30, 2011 was 75.2% and 77.0%, respectively, compared to 83.0% and 83.8% for the same periods in 2010. The lower ratio for 2011 has a negative impact on the yield for earning assets in that excess funds are deployed in lower yielding assets typically represented by higher average balances in overnight investments. As mentioned in the “Executive Overview” of this document, the Bank has consciously maintained significant balances in overnight investments to provide for immediate liquidity in the face of any reputation risk as the result of regulatory actions.

For the three and six months ended June 30, 2011, the net interest margin was 3.97% and 4.00%, respectively, compared to 4.16% and 4.28% for the same periods in 2010. For the three and six months ended June 30, 2011, this represents a decrease of 19 basis points and 28 basis points, respectively, compared to the same periods in 2010. The primary reason for the decrease in both the three and six month periods was the decline in the yield on average earning assets noted in the paragraphs above that was offset to some degree by the decrease in total interest bearing liabilities. Further, lower interest rates on new investments that were purchased to replace previous investments that were either sold, matured or called, decreased the average yield on investment securities by 22 basis points and 35 basis points for the three and six months ended June 30, 2011 compared to the same periods in 2010.

The following tables present condensed average balance sheet information for the Company for the periods indicated, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities:

	For the three months ending June 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$172,542	$2,357	5.48%	$202,478	$2,901	5.75%
Investment securities	25,824	183	2.84%	40,166	306	3.06%
Federal funds sold/EBA Balances at FRB	29,007	18	0.25%	6,144	2	0.13%
Total average interest-earning assets	227,373	2,558	4.51%	248,788	3,209	5.17%
Other assets	26,817			27,112
Less allowance for loan losses	(10,073)			(3,919)
Total average assets	$244,117			$271,981

Liabilities and Shareholders' Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,978	$2	0.06%	$13,777	$10	0.29%
Money Market	45,293	57	0.50%	44,389	170	1.54%
Savings	27,656	7	0.10%	27,867	17	0.24%
Time certificates of deposit	72,591	217	1.20%	90,510	398	1.76%
Total average interest-bearing deposits	159,518	283	0.71%	176,543	595	1.35%

Long-term borrowings	5,155	23	1.79%	5,975	33	2.22%
Total interest-bearing liabilities	164,673	306	0.75%	182,518	628	1.38%

Demand deposits	69,813			67,318
Other liabilities	2,501			2,168
Shareholders' equity	7,130			19,977
Total average liabilities and shareholders' equity	$244,117			$271,981
Net interest income		$2,252			$2,581
Net interest margin			3.97%			4.16%

	For the six months ending June 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$178,442	$4,825	5.45%	$202,427	$5,924	5.90%
Investment securities	28,723	398	2.79%	39,803	620	3.14%
Federal funds sold/EBA Balances at FRB	24,015	27	0.23%	5,189	3	0.12%
Total average interest-earning assets	231,180	5,250	4.58%	247,419	6,547	5.34%
Other assets	26,326			28,743
Less allowance for loan losses	(10,530)			(3,699)
Total average assets	$246,976			$272,463

Liabilities and Shareholders' Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$13,795	$6	0.09%	$13,936	$21	0.30%
Money Market	44,803	121	0.54%	42,375	333	1.58%
Savings	28,025	17	0.12%	27,573	34	0.25%
Time certificates of deposit	76,318	474	1.25%	91,135	837	1.85%
Total average interest-bearing deposits	162,941	618	0.76%	175,019	1,225	1.41%

Long-term borrowings	5,155	47	1.84%	6,090	67	2.22%
Total interest-bearing liabilities	168,096	665	0.80%	181,109	1,292	1.44%

Demand deposits	68,752			66,562
Other liabilities	2,881			2,131
Shareholders' equity	7,247			22,661
Total average liabilities and shareholders' equity	$246,976			$272,463
Net interest income		$4,585			$5,255
Net interest margin			4.00%			4.28%

The Company’s net yield on interest-earning assets is affected by changes in the rates earned and paid and the volume of interest-earning assets and interest-bearing liabilities. The impact of changes in volume and rate on net interest income are shown in the following table for the period noted:

	Comparisons of			Comparisons of
	The three months ended			The six months ended
	June 30, 2011 over June 30, 2010			June 30, 2011 over June 30, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(dollars in thousands)
	Volume	Rate	Change	Volume	Rate	Change
Interest-bearing Assets:
Net Loans	$(414)	$(130)	$(544)	$(669)	$(430)	$(1,099)
Investment Securities	(103)	(20)	(123)	(159)	(63)	(222)
Federal funds sold/EBA Bal at FRB	13	3	16	19	5	24

Total interest income	(504)	(147)	(651)	(809)	(488)	(1,297)

Interest-bearing Liabilities:
Interest-bearing demand - NOW	2	(10)	(8)	-	(15)	(15)
Money Market	24	(137)	(113)	53	(265)	(212)
Savings	-	(10)	(10)	1	(18)	(17)
Time Certificates of deposit	(69)	(112)	(181)	(121)	(242)	(363)
Long-term borrowings	(4)	(6)	(10)	(10)	(10)	(20)

Total interest expense	(47)	(275)	(322)	(77)	(550)	(627)

Interest differential or net interest Income	$(457)	$128	$(329)	$(732)	$62	$(670)

The table below indicates an increase in the fed fund/Excess Balance Account at the FRB portfolio from 2.1% of average earning assets at June 30, 2010 to 10.4% at of June 30, 2011. Excess liquidity has been held purposefully in the over night investment vehicle to allow for immediate access to funds in the event of a liquidity crisis that could exist as the result of regulatory actions and/or the overall financial condition of the Company. The table also indicates a decrease in the loan portfolio from 81.8% of average earning assets at June 30, 2010 to 77.2% at June 30, 2011.

(dollars in thousands)		Percent of		Percent of
	June	Earning	June	Earning
	2011	Assets	2010	Assets
Federal Funds Sold/EBA	$24,015	10.39%	$5,189	2.10%
Loans	178,442	77.19%	202,427	81.82%
Investments	28,723	12.42%	39,803	16.08%
Total Average Earning Assets	$231,180	100.00%	$247,419	100.00%

Further, the table notes a decrease in the investment portfolio from 16.1% to 12.4% when comparing June 30, 2010 to June 30, 2011.

As a percent of total deposits at June 30, 2011, the table below shows that average noninterest bearing demand, NOW, Money Market and Savings accounts as a percent of total average deposits increased over that reported for the same period in 2010. Average time deposits as a percentage of total deposits at June 30, 2011 decreased significantly from that shown for 2010 due to re-pricing and balance sheet initiatives implemented by management beginning in the fourth quarter of 2010.

	(dollars in thousands)
		Percent of		Percent of
	June	Total	June	Total
	2011	Deposits	2010	Deposits
Average noninterest bearing deposits	68,752	29.67%	66,562	27.56%
Average interest bearing demand-NOW	13,795	5.95%	13,936	5.77%
Average Money Marekt	44,803	19.34%	42,375	17.54%
Average Savings	28,025	12.10%	27,573	11.41%
Average Time Deposits	76,318	32.94%	91,135	37.72%
Total Deposits	$231,693	100.00%	$241,581	100.00%

Noninterest Income

Noninterest income for the three months ended June 30, 2011 was $291 thousand compared to $472 thousand for the same period in 2010.  That represents a decrease of $181 thousand or 38.3%, which is primarily due to the decrease of $110 thousand in gain on sale of securities and $30 thousand less in NSF fees.

Noninterest income for the six months ended June 30, 2011 was $449 thousand compared to $685 thousand for the same period in 2010.  That represents a decrease of $236 thousand or 34.5%, which is primarily due to the $110 thousand variance in gains on sold securities, $33 thousand less income on bank owned life insurance in 2011 due to surrendered policies in October 2010 on previous employees, $31 thousand in increased loss on sale of OREO in 2011 and $61 thousand less in NSF fees in 2011. The variance in NSF fees is the result of the Bank being less tolerant of overdrawn account relationships, specifically as they apply to those customers who have classified loans.

Noninterest Expenses

Salary and employee benefits for the three months ended June 30, 2011 and June 30, 2010 totaled approximately $1.2 and $1.3 million, respectively. For the six months ended June 30, 2011 and the same period in 2010, salary and employee benefits totaled approximately $2.5 million and $2.7 million, respectively. As part of cost saving initiatives, late in the third quarter of 2010, the Bank implemented a freeze on merit increases for all staff. In addition, staff levels have been reduced through attrition with careful analysis conducted as positions become vacant. Further, in 2011, for the three and six months ended June 30, 2011 compared to the same periods in 2010, the Bank gained savings of approximately $22 thousand and $54 thousand, respectively by negotiating a new group health package and restructuring the employee contribution to the cost.  The absence of expense associated with the ESOP accrual of approximately $53 thousand and $96 thousand was offset by an increase in stock option expense of approximately $79 thousand and $80 thousand for the three and six months ended June 30, 2011, respectively. With the execution of the Definitive Agreement of Merger, all Bank employee stock options became fully vested and the remaining expense of $80 thousand was processed. In addition, during the second quarter of 2011, approximately $33 thousand in compensation plan accruals related to the termination of certain compensation plans was reversed.

For both the three and six months ended June 30, 2011 as compared to the same period in 2010, occupancy and equipment expense remained relatively static as there have been no significant changes to the facilities or purchases of equipment.

Professional services for the three months ended June 30, 2011 totaled $496 thousand, which reflects an increase of $301 thousand or 154% compared to $195 thousand in the same period in 2010. Professional services for the six months ended June 30, 2011 totaled $744 thousand, which reflects an increase of $412 thousand or 124% compared to $332 thousand in the same period in 2010. For both the three and six months ended June 30, 2011, the increase in legal fees and other professional services in 2011 is directly attributable to capital raising initiatives including but not limited to the filing of an S-1 registration statement and the execution of the Definitive Agreement of Merger.

The table below sets forth the line items for this category for the periods noted:

Professional Services
(dollars in thousands)

	For the three months ended,		Variance
	30-Jun-11	30-Jun-10	$	%
Legal	$275	$77	$198	257%
Audits	45	45	-	0%
Correspondent Bank Service Charges	25	26	(1)	-4%
Other	151	47	104	221%
	$496	$195	$301	154%

Professional Services
(dollars in thousands)

	For the six months ended,		Variance
	30-Jun-11	30-Jun-10	$	%
Legal	$383	$112	$271	242%
Audits	90	90	-	0%
Correspondent Bank Service Charges	44	50	(6)	-12%
Other	227	80	147	184%
	$744	$332	$412	124%

Data processing expense remained static on a year over year basis as no new initiatives relative to data processing were implemented throughout 2010 and into the second quarter of 2011.

For the three and six months ended June 30, 2011, marketing related expense totaled $66 thousand and $133 thousand, respectively, compared to $93 thousand and $174 thousand for the same periods in 2010. The decrease is primarily due to initiatives to reduce advertising costs and promotional expense.

For the three and six months ended June 30, 2011, regulatory assessment expense totaled $241 thousand and $463 thousand, respectively, compared to $116 thousand and $227 thousand for the same periods in 2010. The Bank’s FDIC premiums were increased during the last two quarters of 2010 as a result of the deterioration in financial condition.

For the three and six months ended June 30, 2011, director expense totaled $63 thousand and $93 thousand, respectively, compared to $87 thousand and $176 thousand for the same periods in 2010. During the second quarter of 2011 with the execution of the Definitive Agreement of Merger, all director stock options became fully vested and the remaining expense of $33 thousand was processed. A credit adjustment of approximately $55 thousand was processed during the first quarter of 2011 as the result of an over accrual in one of the Bank’s compensation plans related to the Director’s split dollar agreement. Effective May 1, 2011, the Directors suspended all director fees and compensation plan accruals.

For the three and six months ended June 30, 2011, other real estate owned expense totaled $18 thousand and $46 thousand, respectively, compared to $495 thousand and $498 thousand for the same periods in 2010. This significant variance is the result of write downs associated with market value for properties held for sale during the second quarter of 2010.

Income Taxes

As a result of the increase in the Bank’s reported losses, in 2010 we increased the valuation allowance on deferred tax assets because the benefit of such assets is dependent on future taxable income.  The effect of the increase to the valuation allowance was retroactively restated to the quarter ended March 31, 2010. With the execution of the DFI Consent Order and after further analysis, it was clear that in the absence of the Bank finding a strategic partner or $12 million in capital, the likelihood that the Bank would survive was doubtful. We can no longer present a case where there is more positive than negative evidence in regard to carrying $273 thousand in deferred tax assets. Prior to the end of June 2011, the Company established a valuation allowance for the 100% of the deferred tax asset.

FINANCIAL CONDITION

Compared to December 31, 2010, total assets decreased $7.5 million or 3.0% to $242.3 million at June 30, 2011. The following discussion provides further analysis of the Company’s financial condition at June 30, 2011 compared to prior periods.

Loan Portfolio and the Allowance for Loan Losses

Concentration of Credit Risk

As of June 30, 2011, real estate served as the principal source of collateral with respect to approximately 82.0% of our loan portfolio, of which, 53% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 58.6% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

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

The following table sets forth the balances and volume of loans in the various categories for Construction-Land-Development at June 30, 2011:

Construction/Land/Development
(dollars in thousands)
	Amount	%	# Loans

Spec SFR	$986	3.89%	5
Spec Comml	1,481	5.85%	1
OffSite Devel	3,377	13.33%	3
SFR	1,112	4.39%	1
Comml Owner	4,298	16.97%	1
Tax Exempt-Comml	-	0.00%	-
Land Comml	6,382	25.19%	11
Land SFR	2,203	8.70%	12
Land SFR Devel	1,745	6.88%	4
Land Mixed	3,748	14.80%	1

	$25,332	100.00%	39

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

Total loans, net of the allowance for loan losses, decreased approximately $24.0 million to $152.8 million at June 30, 2011, compared to $176.7 million at December 31, 2010. The decrease is primarily attributable to the absence of any meaningful loan demand coupled with approximately $2.6 million and $3.1 million in certain classified loans migrating to Other Real Estate Owned (OREO) and charge offs, respectively.

The following table sets forth balances in the loan portfolio for the periods noted:

	(dollars in thousands)		Variance
	30-Jun-11	31-Dec-10	$	%

Real estate – construction	$25,332	$38,143	$(12,811)	-33.6%
Real estate – other	108,066	114,332	(6,266)	-5.5%
Commercial	27,845	34,232	(6,387)	-18.7%
Consumer	1,487	1,663	(176)	-10.6%
Gross Loans	162,730	188,370	$(25,640)	-13.6%

Deferred loan fees	(569)	(621)	52	-8.4%
Allowance for loan losses	(9,364)	(10,999)	1,635	-14.9%
Net Loans	$152,797	$176,750	(23,953)	-13.6%

Due to our capital constraints the Bank is limited in its options to originate new loans, specifically those loan types included in the CRE ratio calculation. This has not had a material impact on our results of operations or financial condition due to the continuing poor economic conditions in our market place and soft loan demand in general.

For the three and six months ended June 30, 2011, the Bank made provisions to its allowance for loan losses of $160 thousand and $530 thousand, respectively. The Bank evaluates the allowance for loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  At June 30, 2011, the ALLL as a percent of total loans was 5.75% compared to 5.82% and 5.84% at March 31, 2011 and December 31, 2010, respectively.

The Bank experienced net charge-offs of $1.3 million, $902 thousand, $467 thousand, $2.7 million, $3.5 million and $908 thousand for the three months ended June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.

Allowance for Loan Losses

The Bank made a $530 thousand addition to its ALLL during the six month period ending June 30, 2011 compared to $8.7 million for the same period in 2010. The significant provision in 2010 was the result of identification of material asset quality deterioration in the overall portfolio during a regulatory examination. At June 30, 2011 and 2010, the ALLL as a percent of total gross loans was 5.75% and 3.80%, respectively.

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

The allowance for loan losses represents the Company’s best estimate of the allowance necessary to provide for probable incurred losses in the portfolio as of the balance sheet date.  In making this determination, the Company analyzes the ultimate collectability of loans in the portfolio by incorporating feedback provided by internal loan staff, Management’s findings from internal loan reviews, findings from an independent semi-annual loan review function, and information provided by examinations performed by regulatory agencies.  Further, the provision for probable incurred loan losses is based on management’s assessment of several qualitative factors: changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups; the level of classified and nonperforming loans and the results of regulatory examinations.  Consideration is also given to the possible effects of changes in lending policies and procedures; the experience and depth of lending management and staff; concentrations, and changes in underlying collateral values. At June 30, 2011, the qualitative factors accounted for approximately $3.1 million or 33% of the total ALLL. For the period ending June 30, 2010, previous management funded the ALLL based in great part on regulatory examination results and recommendations and the qualitative factors were not specifically identified. As noted in the Written Agreement, the ALLL methodology was not acceptable and significant changes have been made since the third quarter of 2010. On a linked quarter basis, at March 31, 2011, the qualitative factors accounted for approximately $2.4 million or 23% of the total ALLL. The increase in the percentage of the overall qualitative factors on a linked quarter basis is the result of unfavorable trends in credit quality for CRE and Commercial and Industrial loan categories along with changes in loan staffing. For loans not considered to be impaired, management uses historical loss experience coupled with the previously mentioned qualitative factors to determine estimated reserves.

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

The following table shows the changes in the allowance for loan losses during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Allowance, beginning of period	$10,467	$11,226	$10,999	$3,386
Provision for loan loss	160	-	530	8,748
Recoveries on Loans Charged Off	473	1	948	53
Loans Charged Off	1,736	3,498	3,113	4,458
Allowance, End of Period	$9,364	$7,729	$9,364	$7,729

Ratios:
Net loan charge-offs (recoveries) to average loans	0.73%	1.73%	1.21%	2.18%

Allowance for loan losses to end of period loans	5.75%	3.80%	5.75%	3.80%

Net loan charge-offs (recoveries) to allowance for loan losses	13.49%	45.25%	23.12%	56.99%

Net loan charge-offs (recoveries) to provision charged to operating expense	789.38%	0.00%	408.49%	50.35%

Troubled Debt Restructurings

Under Generally Acceptable Accounting Principles (GAAP), a modification of a loan’s terms constitutes a troubled debt restructuring (TDR) if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. The concession could either stem from an agreement between the creditor and the debtor or be imposed by law or a court. However, not all modifications of loan terms automatically result in a TDR. For example, if the modified terms are consistent with market condition and representative of terms the borrower could obtain in the open market, the restructured loan is not categorized as a TDR. However, if a concession (e.g. below market interest rate, forgiving principal or previously accrued interest) is granted based on the borrower’s financial difficulty, the TDR designation is appropriate. In an effort to resolve difficult situations, the Bank has granted certain concessions to certain borrowers who are experiencing financial difficulty.  The Bank classifies these loans as TDRs. Given that these loans are considered impaired, the Bank downgrades such loans to a substandard risk grade and individually evaluates them to determine the extent to which they are impaired under the guidance provided by U.S. GAAP.  U.S. GAAP states that the amount of impairment should generally be measured based on the expected future cash flows on the restructured loan, discounted at the loan’s original effective interest rate or as a practical expedient the creditor may measure impairment based on an observable market price for the loan or the fair value of the collateral securing the loan if the loan is collateral dependent.

At June 30, 2011, the Bank had eighteen loans to eight borrowers totaling $12.8 million which were considered Troubled Debt Restructurings (TDR’s) of which two loans to two borrowers in the aggregate amount of approximately $457 thousand within the Commercial and Industrial category continue to accrue interest. Contractual interest due on the two accruing loans classified as TDR is recognized as interest income due to the reasonable assurance of repayment. This reasonable assurance is based on the loan’s performance according to the modified terms as documented by a current credit evaluation.  Approximately $11 thousand was accrued and included in income for these two loans during the first six months of 2011. Both accounts are current with their payments. The remainder of the total loans considered TDR at June 30, 2011 were on nonaccrual status whereby accrued interest of $329 thousand was not recognized in income.

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

The loan categories with principal balances, interest paid and applied to income and interest earned but not recognized in income for the loans classified as TDR for the periods noted are as follows:

	For the six months ended June 30, 2011
	Principal Balance	Interest Accrued and recognized in income	Interest Earned but not recognized in Income
	(dollars in thousands)
Residential Real Estate	$595	$-	$20
Offsite Development	2,048	-	60
Land	3,748	-	68
Residential Construction 1-4 SFR	986	-	17
Construction-Owner Use	4,299	-	127
Commercial and Industrial	1,111	11	37
Consumer, Other	-	-	-

	$12,787	$11	$329

	For the year ended December 31, 2010
	Principal Balance	Interest Accrued and recognized in income	Interest Earned but not recognized in Income
	(dollars in thousands)
Residential Real Estate	$614	$-	$21
Commercial Property for Owners Use	1,282	-	35
Offsite Development	2,279	-	176
Land	5,632	45	197
Residential Construction 1-4 SFR	557	-	8
Construction-Owner Use	4,343	-	156
Commercial and Industrial	1,269	20	45
Consumer, Other	21	-	-

	$15,997	$65	$638

Concessions granted by the Bank were reductions in interest rate. Thus far, the concessions granted have allowed the borrowers to retain their properties and/or to continue to operate their business.

Typically Real Estate loans considered TDR’s are measured for impairment utilizing current appraisals to determine the fair value of the collateral with any deficiency charged off during the period of measurement. The Bank has complied with this in all cases but one where the borrower had additional means of repayment and the discounted cash flow method was used to determine impairment. At both June 30, 2011 and December 31, 2010, the deficiency as a result of the measurement was $2.6 million and is carried as a valuation allowance within the allowance for loan losses.

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

The Bank had 32 loans totaling approximately $19.5 million on nonaccrual at June 30, 2011 compared to 43 loans totaling $23.9 million at December 31, 2010 and 39 loans totaling $16.3 million at June 30, 2010. The large level of nonperforming loans over the past year is a result of the current economic downturn, a reduction in real estate collateral values, regulatory examinations and the Bank’s increased efforts to identify problem credits promptly given the continued economic weakness in our markets.

The table below sets forth nonperforming loans and nonperforming assets for the periods noted:

	30-Jun-11	31-Dec-10	30-Jun-10
(dollars in thousands)
Nonaccrual Loans	$19,539	$23,945	$16,321
Accruing loans over 90 days past due	-	-	-
Total nonperforming loans	19,539	23,945	16,321

OREO	4,486	2,123	1,507
Total nonperforming assets	24,025	26,068	17,828

Nonperforming loans/gross loans	12.01%	12.71%	8.03%

Nonperforming loans plus OREO/total gross loans plus OREO	14.37%	13.68%	8.71%

Nonperforming assets/ total asstes	9.92%	10.44%	6.72%

Nonperforming loans/allowance for loan losses	208.66%	217.70%	211.17%

On at least a quarterly basis or more frequently if warranted, loans that are on nonaccrual are reviewed to determine the fair value of the real estate collateral and the Bank charges-off the portions of such loans considered uncollectible based on these analyses. All non-accrual and certain other classified loans that in the aggregate totaled approximately $20.0 million at June 30, 2011, have been analyzed under FAS 114 with appropriate reserves established or, in the case of collateral dependent loans, loans were written down to fair market value. Management is diligently working through each situation and the loans are in various stages of resolution. A detailed action plan is in place for all classified credits.

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

The table below sets forth more information regarding the stratification of non-accrual loans at June 30, 2011:

(in thousands)	30-Jun-11
Type of Loan	# Loans	# Borrowers		Amount	Single Largest
Construction-Spec- SFR	5	1		$986	$210
Construction-Comml-Owner Occupied	1	1		4,299	$4,299
Land	5	4		8,340	$3,748
SFR	5	3		1,330	$509
HELOC	2	2		449	$227
CRE-Owner Occupied	4	3		2,850	$1,806
CRE	1	1		144	$144
Commercial & Industrial	9	7		1,141	$291
Consumer	0	0		-	$-

Total Non-Accrual Loans	32	15	a)	$19,539
a)	Adjusted by 7 borrowers with loans in various categories

It is management’s belief that although the additional controls are in place, there is no assurance with the current economic conditions, loss of jobs and declining market values on real estate that other existing long term lending relationships may decline causing the Company to charge off and write down loans to fair value and place additional loans on nonaccrual status.

OREO

At June 30, 2011, the Bank had seven Other Real Estate Owned (“OREO”) properties at a carrying value of approximately $4.5 million. This compares to four properties at a carrying value of $2.1 million at the prior year end. The following table outlines activity in OREO for the periods noted:

Quarter to Date Activity
(in thousands)
OREO
Description	31-Mar-11	Sold	Write-Down	Added	30-Jun-11
Single Family Residential	$919	$-	-	-	$919
Commerical Property	314	-		-	314
Commerical Property	1,229			-	1,229
Commerical Property	-			115	115
Commerical Property	-	-	-	1,161	1,161
Land	-	-	-	168	168
Land	580	-	-	-	580

	$3,042	$-	$-	$1,444	$4,486

Year to Date Activity
(in thousands)
OREO
Description	31-Dec-10	Sold	Write-Down	Added	30-Jun-11
Single Family Residential	$973	$-	(54)	-	$919
Commerical Property	314	-		-	314
Commerical Property	-			1,229	1,229
Commerical Property	-			115	115
Commerical Property	-	-	-	1,161	1,161
Land	-	-	-	168	168
Land	256	(256)	-	-	-
Land	-	(100)	-	100	-
Land	580	-	-	-	580

	$2,123	$(356)	$(54)	$2,773	$4,486

Updated appraisals have been obtained for all OREO properties and the appropriate charge offs were processed at the time they were transferred to OREO. All of the properties are being actively marketed and have listing agreements in place. Subsequent to June 30, 2011, one commercial property carried at $115 thousand was sold and the Bank realized a gain of approximately $26 thousand.

Deposits

At June 30, 2011, deposits totaled $227.9 million compared to $233.9 million at December 31, 2010. The following table sets forth balances and variances in the various categories for the periods noted:

	(dollars in thousands)
	June 30,	December 31,	Variance
	2011	2010	$	%
Noninterest bearing demand	$73,008	$68,328	$4,680	6.8%
Interest bearing demand-NOW	14,132	13,089	1,043	8.0%
Money Market	44,727	41,758	2,969	7.1%
Savings	27,661	28,112	(451)	-1.6%
Time Deposits >$100	41,260	51,195	(9,935)	-19.4%
Time Deposits < $100	27,138	31,385	(4,247)	-13.5%
Total Deposits	$227,926	$233,867	$(5,941)	-2.5%

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

Other Borrowings

On June 30, 2011 the Bank had no borrowings with Federal Home Loan Bank or the Federal Reserve Bank. Refer to Liquidity section below for more details.

Trust Preferred Securities

On April 28, 2006, the Company issued $5.2 million in Trust Preferred securities.  The issue was priced at 1.48% over the quarterly adjustable 3-month LIBOR.  The issue was written for a term of 30-years, with an option to redeem in whole or part at par anytime after the fifth year.  The Company contributed $3.0 million to the Bank.

On August 31, 2010, the Company elected to defer interest payments on the trust preferred securities in accordance with and allowable under the indenture agreement and does not anticipate resuming those interest payments in the near term.  The current rate is 1.73% and the Company has accrued but not paid approximately $94 thousand in interest. The indenture agreement allows the Company to continue to elect deferment for up to 20 calendar quarters without being in default.  During this deferral period, the indenture agreement prohibits us from paying dividends on our common and preferred stock.  The Company elected this deferral period in order to provide us more flexibility as we strategize to improve the operations and capital position of the Company; however, the election to defer payments on our trust preferred securities could adversely affect our business operations, financial condition, results of operations and prospects.  By deferring the payment of interest and being subject to prohibitions regarding distributions to holders of equity instruments, we have placed a severe limitation on our ability to raise additional capital that is dependent upon such distributions. Our capital has been significantly reduced as a result of the losses in 2009, 2010 and 2011. We must now recapitalize the Company and the Bank. If we do not achieve the goal imposed by the Order, it will have a material adverse effect on the Company and the Bank and our ability to continue as a going concern. Failing to adequately recapitalize the Company or satisfy our regulatory capital requirements could lead to, among other things, additional regulatory enforcement actions including the imposition of civil monetary penalties against the Company, the Bank or both, the termination of insurance of the Bank’s deposits by the FDIC or the closing of the Bank with the imposition of a conservator or receiver.

Capital

Total shareholders’ equity at June 30, 2011 totaled $7.1 million compared to $7.5 million at December 31, 2010. The decrease is due primarily to the net loss reported of $912 thousand, the change of $377 thousand in other comprehensive income related to the value of the investment portfolio, as well as the effects from the accrued preferred stock dividend.  The preferred stock dividend is accrued directly from capital, not from expenses; therefore, preferred stock dividends reduce capital directly and reduce EPS on common stock.

As part of the Treasury’s CPP, the Company entered into a Purchase Agreement on December 19, 2008 with the Treasury, where the Company agreed to issue and sell 4,000 shares of the Company’s Series A Preferred Stock and a warrant to purchase 38,869 shares of the Company’s Common Stock for an aggregate purchase price of $4.0 million in cash.  The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price equal to $15.436 (adjusted for the 2.0% stock dividend declared on March 17, 2010) per share of the Common Stock.

The primary source of our funds from which the Company services its debt and pays its obligations and dividends is the receipt of dividends from the Bank.   Based on the financial condition of the Company and the Bank, various statutes and regulations may limit the ability of the Company to pay dividends on its preferred stock or other equity securities and may limit the availability of dividends to the Company from the Bank.  Following consultation with the Federal Reserve Bank of San Francisco (the “FRB”), on August 31, 2010 the Company elected to defer regularly scheduled dividends on the Preferred Stock. As of June 30, 2011, the Company has missed three dividend payments. By deferring the dividends on Series A Senior Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the Series A Senior Preferred Stock. These directors would serve on the Company’s Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate. Given the Company’s recent losses and accumulated deficit, it is unlikely the Company will resume payment of dividends on its Preferred Stock in 2011. At June 30, 2011, the Company has accrued $150 thousand for dividends that have not been paid.

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

	"Adequately Capitalized" Minimum Ratio	"Well Capitalized" Minimum Ratio	30-Jun-11	31-Dec-10
Tier I Capital to Average Assets - "Bank Only"	4.00%	5.00%	4.97%	4.75%
Tier I Capital to Risk-Weighted Assets - "Bank Only"	4.00%	6.00%	7.44%	6.85%
Total Capital to Risk-Weighted Assets - "Bank Only"	8.00%	10.00%	8.74%	8.16%

At June 30, 2011, the Bank is considered “adequately capitalized”. However, the Bank is not in compliance with the requirement of the Order to increase its shareholders’ equity by $12 million and thereafter, maintain its shareholder’s equity in an amount not less than 9% of the Bank’s total assets. While the Bank continues to work on balance sheet strategies to enhance its capital ratios, it will not be able to meet the Order requirements with these actions. In light of negligible loan demand, such strategies include shrinking the balance sheet through an orderly decrease in time deposits.

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits and a Federal Home Loan Bank and Federal Reserve Bank advance line. The Bank has two credit lines with FHLB totaling $34.2 million that are collateralized by certain loans and investment securities and one credit line with the FRB totaling approximately $7.2 million that is secured by certain loans and three investment securities. At June 30, 2011, the Bank has no borrowed funds outstanding on any of the available lines of credit. The Bank’s current Liquidity policy is to maintain a liquidity ratio of not less than 20.0% based on regulatory formula. At June 30, 2011 the Bank had a liquidity ratio of 30.9% compared to 20.1% at June 30, 2010 and 23.0% at December 31, 2010.

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

The asset liability management report as of June 30, 2011 indicates that the Bank is relatively neutral to either a rates up and down scenario.   The following table sets forth the results of the various scenarios of rate environments applied to net interest income:

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

Critical Accounting Policies

This discussion should be read in conjunction with the unaudited consolidated financial statements of the Company, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Bank’s Form 10-K, as amended for the year ended December 31, 2010.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.  Risk Factors.

Except as set forth below, there have been no changes to risk factors identified in the Company’s Annual report on Form 10-K for 2010:

The Merger with Mission is the only merger opportunity for the Company and Bank and if it is not consummated, the Bank will likely be closed by its regulators.

In light of our deteriorated financial condition and the Regulatory Orders, the board of directors has concluded that, in the absence of a merger with another institution, the Bank is in grave danger of being closed by its regulators.  The Merger is the only existing offer for the Merger of the Company.  Therefore, outside of the Merger, in the opinion of the board of directors, no viable option for the Company exists.

If the Company fails, the value of the Company’s common stock will very likely be worthless.

A closure of the Bank will very likely result in your investment in the Company being worthless.

The Company may be unable to consummate the proposed Merger with Mission.

Our proposed Merger with Mission, described in more detail herein, is anticipated to close in the fourth quarter of 2011, but must be approved by the Company’s shareholders before it can be finalized.  The Merger must also be approved by each of the FRB and the DFI prior to its consummation.  There can be no assurance that the FRB and/or the DFI and/or the Company shareholders will approve the Merger.

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

SANTA LUCIA BANCORP

Date: August 8, 2011	/s/ John C. Hansen
John C. Hansen
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2011	/s/ Margaret A. Torres
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